Form 10-K/A
period 2022-12-31
Coya Therapeutics, Inc.
filed 2023-05-01
CIK 1835022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
None.
                Auditor Firm Id: 410                         Auditor Name: Weaver and Tidwell, L.L.P.                                 Auditor Location: Austin, Texas

EXPLANATORY NOTE
Coya Therapeutics, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Original Form
10-K”),
filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023, only for the purpose of including the Part III information required under the instructions to Form
10-K
and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the omitted information to be incorporated in the Original Form
10-K
by reference from our definitive proxy statement if such definitive proxy statement is filed no later than 120 days after our fiscal year-end.
This Amendment No. 1 amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form
10-K.
In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form
10-K
to the incorporation by reference of portions of our proxy statement into Part III of the Original Form
10-K.
No other Items of the Original Form
10-K
have been amended or revised in this Amendment No. 1, and all such other Items shall be as set forth in the Original Form
10-K.
In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form
10-K
is hereby amended solely to include, as Exhibits 31.1 and 31.2, new certifications of our principal executive officer and principal financial officer pursuant to Rule
13a-14(a)
under the Exchange Act. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule
13a-14(b)
under the Exchange Act as no financial statements are included in this Amendment No. 1.
In addition, no other information has been updated for any subsequent events occurring after March 29, 2023, the date of the filing of the Original Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and our other filings made with the SEC subsequent to the filing of the Original Form
10-K.
Unless the context otherwise requires, references in this Amendment No. 1 to “Coya,” the “Company,” “we,” “us,” or “our” mean Coya Therapeutics, Inc.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers.

Name	Age	Position
Howard Berman, Ph.D.	49	Chief Executive Officer, Director
David Snyder	62	Chief Financial Officer, Chief Operating Officer
Adrian Hepner, M.D., Ph.D.	61	President, Chief Medical Officer
Ann Lee, Ph.D.	61	Director
Anabella Villalobos, Ph.D.	64	Director
Hideki Garren, M.D., Ph.D.	59	Director
Dov Goldstein, M.D., M.B.A.	55	Director

The following is a summary of our executive officers’ and directors’ business experience.

Executive Officers

Dr. Howard Berman, Ph.D., has been Chairman and our Chief Executive Officer since he co-founded the Company in 2020. Dr. Berman has over 18 years of entrepreneurial and industry experience working at the interplay of science and business. Dr. Berman gained corporate experience with increasing responsibilities and positions as a Medical Science Liaison at AbbVie Inc. (NYSE:ABBV) where he spent April 2013 to June 2020 launching Venetoclax in chronic lymphocytic leukemia and later, supporting numerous solid tumor assets. He also served in leadership roles at Novartis Pharmaceuticals Corporation (NYSE:NVS) (“Novartis”) from June 2003 to January 2006 and later Eli Lilly and Company (NYSE:LLY) where he was the scientific point of contact between the company and key opinion leaders for development and initiation of collaborations, clinical trials and investigator-initiated trials. Dr. Berman began his career at the University of Texas MD Anderson Cancer Center in the technology transfer division where he was responsible for assessing the market, patent, and scientific merits of numerous oncology-based technology platforms in order to ascertain their commercial viability He received a Bachelor in Biology from the University of Michigan and a Masters and Ph.D. in Neuroscience and Pharmacology from Weill Cornell Medical School. Dr. Berman was chosen as a director due to his unique combination of business acumen and scientific credibility and his ability to assess, quantify, and bridge both disciplines.

David Snyder, has been our Chief Financial Officer and Chief Operating Officer since March 2022. Prior to joining Coya, Mr. Snyder served as the Chief Financial Officer of DisperSol Technologies, LLC and its wholly owned subsidiary, Austhera BioSciences, Inc., from September 2020 to February 2022. Prior to joining DisperSol/Austhera, from July 2014 to September 2020, Mr. Snyder was the Chief Financial Officer of Exicure, Inc. (Nasdaq: XCUR), a company developing nucleic acid therapeutics. From May 2008 to July 2014, he was the Chief Financial Officer of Cellular Dynamics, Inc. (Nasdaq: ICEL), a company developing ipsc-based stem cell tools and primary cell therapeutics. From 2007-2008, Mr. Snyder served as Senior Vice President of Finance, Site Vice President and Chief Financial Officer of Roche NimbleGen, Inc. Prior to 2007, Mr. Snyder was Chief Financial Officer of companies in real estate, software, and manufacturing. Early in his career Mr. Snyder worked for financial and real estate investor Sam Zell. He received his Bachelor of Arts, summa cum laude, from Ottawa University and his M.B.A. with high honors from the Harvard Business School, where he was designated a George Fisher Baker Scholar.

Dr. Adrian Hepner, M.D., Ph.D. has been our Chief Medical Officer since November 2021. Dr. Hepner has over 30 years of global experience in clinical research and drug development, including the development and implementation of the clinical and regulatory strategy for several products from early stage through successful BLA and EU regulatory filings and approvals. Dr. Hepner’s pharmaceutical industry experience includes over 20 years of elevating leadership roles in drug development. He previously served as Chief Medical Officer and Head of R&D at Pharnext from August 2020 to October 2021, and as Executive Vice President and Chief Medical Officer at Eagle Pharmaceuticals, Inc. (Nasdaq: EGRX) from January 2015 to July 2020. He has also held the positions of Vice President of Clinical Research at Avanir Pharmaceuticals, Inc., where he had a critical role in the development and approval of Nuedexta, a first-in-class product for the treatment of pseudobulbar affect, Vice President of Clinical Research and Medical Affairs at BioDelivery Sciences International, Inc. (“BDSI”) from July 2013 to December 2014, where he led the regulatory process for the first buccal film approved for the maintenance treatment of opioid dependence. In addition, he had a critical role in the commercial launch of the product.

Prior to BDSI, Dr. Hepner was senior medical director at UCB BioSciences, Inc. from 2006 to 2012, where he was responsible for global development projects in the central nervous system therapeutic area and led global clinical research projects in Latin America for Teva Pharmaceutical Industries Ltd. (NYSE:TEVA) from 2000 to 2006. Dr. Hepner has authored multiple publications, holds several patents and spent 17 years as a practicing physician specializing in neuropsychiatry. Dr. Hepner completed visiting research physician experiences in the Department of Psychiatry at Harvard Medical School, the Department of Neurology at the National Institute of Mental Health, and a post-doctoral fellowship in neuropharmacology at the University of Ottawa. Dr. Hepner received his M.D., and Ph.D., from Universidad de Buenos Aires.

Directors

Dr. Anabella Villalobos, Ph.D., has been a director since May 2021. As head of Biotherapeutics and Medicinal Sciences at Biogen Inc. (Nasdaq:BIIB) (“Biogen”), Dr. Villalobos is responsible for the delivery of high-quality, differentiated drug candidates that advance through the clinic to become transformative medicines. Additionally, she has built a new gene therapy unit, setting the initial direction of effort including hiring the first team. Prior to Biogen, Dr. Villalobos was at Pfizer for 28 years where she most recently served as Vice President of Medicinal Synthesis Technologies and Neuroscience Medicinal Chemistry. As the leader of several medicinal chemistry groups throughout her tenure at Pfizer Inc. (NYSE:PFE)(“Pfizer”), Dr. Villalobos’ teams delivered more than 30 candidates which showed increased survival to the clinic. Dr. Villalobos obtained her B.S. in Chemistry at the University of Panama and her Ph.D. in Medicinal Chemistry at the University of Kansas where she was a Fulbright-Hayes fellow. She was a National Institutes of Health Postdoctoral Fellow at Yale University in synthetic organic chemistry for two years. Dr. Villalobos was chosen as a director due to her keen insight into drug development, particularly in neuroscience. We believe Dr. Villalobos’ counsel and strategic guidance with respect to our product candidate pipeline and research and clinical programs will be vital to our success.

Dr. Ann Lee, Ph.D., has been a director since June 2021. Dr. Lee is currently the Chief Technical Officer at Prime Medicine, Inc., a position she has held since October 2021. From November 2019 to July 2021, Dr. Lee led teams responsible for the development of new cell therapy processes and technologies, manufacturing cell therapy products, designing new facilities, and building the global supply chain at Bristol Myer Squibb (NYSE:BMY)(“BMS”). Previously, from November 2017 to April 2018, she served as Executive Vice President of Technical Operations at Juno Therapeutics, which was acquired by BMS via Celgene Corporation. Prior to Juno Therapeutics, Inc., from January 2010 to November 2017, Dr. Lee served as Senior Vice President, and then as Head of Global Technical Development at F. Hoffman-La Roche (“Roche”). She was responsible for developing and delivering all clinical stage products in Roche’s global pipeline, as well as technology transfers and technical support for all commercial products. Prior to Roche, from June 1989 to September 2005, she was at Merck & Co., Inc. (MYSE:MRK), where she led and developed new vaccines and technologies in research and development, and then was responsible as VP for process engineering and technical operations at 10 chemical sites around the world. Over the course of her career, she has contributed to the development of hundreds of new investigational drugs, and the licensure and commercialization of 25 new vaccines and medicines, with the most recent being two new CAR-T cell products for blood cancers. Dr. Lee has authored over 40 scientific publications and holds several patents. She is a member of the National Academy of Engineering, fellow of American Academy of Arts and Sciences, American Institute of Medical and Biological Engineering, and member of the Washington State Academy of Sciences. She serves on the board of directors for American Institute of Chemical Engineers, the Alliance of Regenerative Medicine, and JW (Cayman) Therapeutics Co. Ltd. (since 2020). She earned her undergraduate degree from Cornell University and a masters and Ph.D. in Biochemical Engineering with a concentration in molecular biophysics and biochemistry from Yale University. Dr. Lee was chosen as a director due to her thought leadership in cell therapy and biologics. She is an accomplished biotech executive with extensive experience and accomplishments in vaccines, biologics, small molecules and cell therapy development and manufacturing and she will guide us on all matters related to manufacturing and CMC.

Dr. Hideki Garren, M.D., Ph.D., has been a director since June 2021. Dr. Garren has 20 years of experience in the biopharmaceutical industry, spanning all aspects of novel drug development from discovery, to early-stage clinical trials, to late-stage clinical trials, to commercialization. Since April 2021, Dr. Garren has served as the Chief Medical Officer for Prothena Biosciences, Inc. (Nasdaq:PRTA), a late-stage clinical company with expertise in protein dysregulation, focusing on rare peripheral amyloid and neurodegenerative diseases. From 2013 to 2020, he served as VP, Global Head of Neuroimmunology for Roche & Genentech Inc., where he led the teams that conducted the Ocrevus® Phase III trials for multiple sclerosis and Enspryng™ Phase III trials for the rare disease neuromyelitis optica spectrum disorder. Prior to Roche, between 2011 and 2013, Dr. Garren held the role of Executive Director, Translational Medicine Expert in Neuroscience with Novartis. Dr. Garren also served as Co-Founder, Executive Vice President, Chief Scientific Officer, and Chief Operating Officer of Bayhill Therapeutics, Inc., a company he started in 2002 based on a technology platform he co-invented while at Stanford University. He served as adjunct clinical faculty in the Department of Neurology at Stanford University from 1997 to 2009. Dr. Garren earned his Bachelor of Science degree from the California Institute of Technology and his M.D. and Ph.D. from the University of California Los Angeles. Dr. Garren was chosen as a director due to his expertise in neuroimmunology and clinical development. Dr. Garren will provide valuable guidance on the design and structure of clinical trials that we plan to conduct.

Dr. Dov Goldstein, M.D., has been a director since March 2021. Dr. Goldstein brings over 20 years of strategic financial and operational experience within the healthcare sector. He currently serves as the Chief Financial Officer of BioAge Labs, a position he has held since November, 2021. Prior to that, from 2020-2021, he served as the Chief Financial Officer and Chief Business Officer of

Indapta Therapeutics, a biotechnology company focused on developing and commercializing a proprietary, off-the-shelf, allogeneic FcRy-deficient natural killer (G-NK) cell therapy to treat multiple types of cancer. From 2018-2020, he was Chief Executive Officer of RIGImmune, Inc. Prior to that he served as the Chief Financial Officer at Schrödinger, Inc. (Nasdaq:SDGR) from 2017 to 2018. Dr. Goldstein held various leadership roles at Aisling Capital, a private investment firm, from 2006 to 2017, serving as its Managing Partner from 2014 to 2017. Dr. Goldstein served as the Chief Financial Officer of Loxo Oncology, Inc.(“Loxo Oncology”) between 2014 and 2015. From 2000 to 2005, Dr. Goldstein served as Chief Financial Officer of Vicuron Pharmaceuticals, Inc. (“Vicuron”), raising over $250 million in equity financings, facilitating company partnership transactions and participating in the M&A process when Vicuron was acquired by Pfizer for $1.9 billion. Prior to joining Vicuron, he was Director of Venture Analysis at HealthCare Ventures LLC. Dr. Goldstein currently serves on the board of directors of NeuBase Therapeutics, Inc. (Nasdaq:NBSE) and Gain Therapeutics, Inc. (Nasdaq:GANX) where he serves on each company’s audit committee as audit committee chair. He previously served as a director for ADMA Biologics Inc (Nasdaq:ADMA), Loxo Oncology, Esperion Therapeutics, Inc. (Nasdaq:ESPR), Durata Therapeutics, Inc., Cempra, Inc. and a number of private companies. He received a Bachelor of Science in biological sciences from Stanford University, an MBA from Columbia Business School and an M.D. from Yale School of Medicine. Dr. Goldstein was chosen as a director due to his extensive financial experience in the biotechnology capital markets, as an investor and as a CFO. He will help guide us in the transition from a private company to a public company and provide counsel on our growth strategies and business development activities.

Election of Officers

Each executive officer serves at the discretion of our board of directors (the “Board”) and holds office until his or her successor is duly appointed or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Composition of the Board of Directors

Our Board consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

In accordance with the terms of our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and Amended and Restated (“Bylaws”), our Board is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. Our directors are divided among the three classes as follows:

•	The Class I director is Dr. Hideki Garren; his term will expire at the 2023 annual meeting of stockholders;

•	The Class II directors are Dr. Anabella Villalobos and Dr. Dov Goldstein; their terms will expire at the 2024 annual meeting of stockholders; and

•	The Class III directors are Dr. Howard Berman and Dr. Ann Lee; their terms will expire at the 2025 annual meeting of stockholders.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Our Certificate of Incorporation and Bylaws provide that the authorized number of directors may be changed only by resolution of our Board. Our Certificate of Incorporation and Bylaws also provide that our directors may be removed only for cause, and that any vacancy on our Board, including a vacancy resulting from an enlargement of our Board, may be filled only by vote of a majority of our directors then in office, even if less than a quorum, or by a sole remaining director.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Background and Experience of Directors

Our Nominating and Corporate Governance Committee is responsible for reviewing with our Board, on an annual basis, the appropriate characteristics, skills, and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating and Corporate Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	personal and professional integrity;

•	ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	experience in the industries in which we compete;

•	experience as a board member or executive officer of another publicly held company;

•	diversity of background and expertise and experience in substantive matters pertaining to our business relative to other board members;

•	conflicts of interest; and

•	practical and mature business judgment.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees operate under a charter that has been approved by our Board, which is available on our website at https://www.coyatherapeutics.com.

Audit Committee

Our Audit Committee consists of Dr. Dov Goldstein, Dr. Hideki Garren, and Dr. Ann Lee, with Dr. Dov Goldstein serving as the Chairperson of the Audit Committee. Our Board has determined that the three directors that serve on our Audit Committee are independent within the meaning of the Nasdaq Marketplace Rules and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Dr. Dov Goldstein qualifies as an audit committee financial expert within the meaning of SEC regulations and The Nasdaq Marketplace Rules. Our Audit Committee is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting the Board in evaluating the qualifications, performance, and independence of our independent auditors;

•	assisting the Board in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting the Board in monitoring our compliance with legal and regulatory requirements;

•	reviewing with management and our independent auditors the adequacy and effectiveness of our internal control over financial reporting processes;

•	assisting the Board in monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements;

•

reviewing and overseeing all transactions between us and a related person for which review or oversight is required by applicable law or that are required to be disclosed in our financial statements or SEC filings, and developing policies and procedures for the committee’s review, approval and/or ratification of such transactions;

•

establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the audit committee report that the rules and regulations of the SEC require to be included in our annual proxy statement.

The SEC rules and the Nasdaq rules require us to have one independent audit committee member upon the listing of our common stock on the Nasdaq, a majority of independent directors within 90 days of the effective date of the registration statement, and all independent audit committee members within one year of the effective date of the registration statement. Dr. Dov Goldstein, Dr. Hideki Garren and Dr. Ann Lee each qualify as an independent director under the corporate governance standards of the Nasdaq and the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Compensation Committee

Our Compensation Committee consists of Dr. Dov Goldstein, Dr. Anabella Villalobos and Dr. Ann Lee, with Dr. Anabella Villalobos serving as the Chairperson of the Compensation Committee. The Compensation Committee is responsible for, among other things:

•

developing and periodically reviewing compensation policies and practices applicable to executive officers, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation and the composition in terms of base salary, deferred compensation and incentive or equity-based compensation and other benefits;

•

reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving our Chief Executive Officer’s compensation level based on such evaluation;

•

reviewing and approving, or making recommendations to the Board with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives, and other benefits;

•	reviewing and recommending to the Board the compensation of our directors;

•

reviewing and approving any employment agreements, severance arrangements, change-in-control arrangements or special or supplemental employee benefits, and any material amendments to any of the foregoing, applicable to executive officers (provided that the Board shall also possess the authority to review and approve any such agreements, arrangements, benefits and amendments);

•	reviewing and discussing with management our “Compensation Discussion and Analysis” disclosure required by SEC rules;

•	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and

•	reviewing and making recommendations with respect to our equity and equity-based compensation plans.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dr. Dov Goldstein, Dr. Anabella Villalobos and Dr. Hideki Garren, with Dr. Hideki Garren serving as the Chairperson of the Compensation Committee. The Nominating and Corporate Governance Committee is responsible for, among other things:

•	assisting our Board in identifying prospective director nominees and recommending nominees to the Board;

•	overseeing the evaluation of the Board and management;

•	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and

•	recommending members for each committee of our Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions, which is posted on our website at https://www.coyatherapeutics.com. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not part of this Annual Report.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Item 11. EXECUTIVE COMPENSATION

The following section provides compensation information pursuant to the scaled disclosure rules applicable to “emerging growth companies” under the rules of the SEC, including reduced narrative and tabular disclosure obligations regarding executive compensation.

Our named executive officers for the fiscal years ended December 31, 2022 and 2021, which consist of our current Chief Executive Officer and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2022 (other than our principal executive officer), are as follows:

•	Howard Berman, Ph.D., our President and Chief Executive Officer;

•	David Snyder, our Chief Financial Officer and Chief Operating Officer; and

•	Adrian Hepner, M.D., Ph.D., our Chief Medical Officer.

Summary Compensation Table

The following table shows the compensation earned by each of our named executive officers for the year ended December 31, 2022. Our compensation packages for the named executive officers consist primarily of base salary, annual cash bonus and a stock option grant.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($) (1)	Total ($)
Howard Berman, Ph.D. Chief Executive Officer	2022	$412,500		$185,625	—	$598,125
	2021	$300,000		$90,000	—	$390,000
David Snyder (2) Chief Financial Officer and Chief Operating Officer	2022	$279,775		$111,910	$215,482	$697,187
	2021	—		—	—	—
Adrian Hepner, M.D., Ph.D. (3) President, Chief Medical Officer	2022	$424,999		$194,792	$106,261	$772,542
	2021	$70,833	(4)	—	$56,018	$126,851

(1)

Amounts reflect the full grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of the option awards in Note 8 to our financial statements included in this Annual Report on Form 10-K.

(2)	Mr. Snyder joined us in April 2022.
(3)	Dr. Hepner joined us in November 2021.
(4)	Reflects proration based on Dr. Hepner’s November 2021 start date.

Employment Agreements with Named Executive Officers

Howard Berman

Dr. Berman serves as our Chief Executive Officer pursuant to an Executive Employment Agreement, dated December 15, 2020, as amended (the “Berman Employment Agreement”). Pursuant to the Berman Employment Agreement, Dr. Berman is entitled to a base salary of $450,000 per year, subject to periodic review in accordance with our procedures for adjusting salaries for similarly situated employees, and may be adjusted in the sole discretion of the Company.

Dr. Berman is eligible to receive an annual bonus, targeted at 35% of base salary, upon the achievement of objectives to be determined by the Company. Dr. Berman is also entitled to an allowance of $500 a month for the use of a car. Dr. Berman is entitled to participate in all employee benefit plans and programs available to our employees.

The Berman Employment Agreement has an initial term of two years and will automatically renew for one year terms after the initial term has elapsed, unless either party terminates the agreement upon 30 days’ notice from the end of the initial or extended term. If we terminate the agreement for Cause (as defined in the Berman Employment Agreement), all of our obligations will cease. If we terminate the agreement without Cause, and Dr. Berman is not terminated due to death or Disability (as defined in the Berman Employment Agreement), Dr. Berman will continue to receive his base salary for 12 months, subject to Dr. Berman’s execution of a severance and general release agreement for our benefit.

Adrian Hepner

Dr. Hepner serves as our President, Chief Medical Officer pursuant to an Executive Employment Agreement, dated November 1, 2021 (the “Hepner Employment Agreement”). Pursuant to the Hepner Employment Agreement, Dr. Hepner is entitled to a base salary of $425,000 per year, subject to periodic review in accordance with our procedures for adjusting salaries for similarly situated employees, and may be adjusted in our sole discretion.

Dr. Hepner is eligible to receive an annual bonus, targeted at 35% of base salary, upon the achievement of objectives to be determined by the Company. In connection with the execution of the Hepner Employment Agreement, Dr. Hepner received an option grant exercisable for 44,027 shares of our common stock. Dr. Hepner is entitled to participate in all employee benefit plans and programs available to our employees.

The Hepner Employment Agreement has an initial term of two years and will automatically renew for one year terms after the initial term has elapsed, unless either party terminates the agreement upon 30 days’ notice from the end of the initial or extended term. If we terminate the agreement for Cause (as defined in the Hepner Employment Agreement), all obligations of the Company will cease. If we terminate the agreement without Cause, and Dr. Hepner is not terminated due to death or Disability (as defined in the Hepner Employment Agreement), Dr. Hepner will continue to receive his base salary for nine months, subject to Dr. Hepner’s execution of a severance and general release agreement for our benefit.

David Snyder

Mr. Snyder serves as our Chief Financial Officer and Chief Operating Officer pursuant to an Executive Employment Agreement, dated March 14, 2022 (the “Snyder Employment Agreement”). Pursuant to the Snyder Employment Agreement, Mr. Snyder is entitled to a base salary of $350,000 per year, subject to periodic review in accordance with our procedures for adjusting salaries for similarly situated employees, and may be adjusted in our sole discretion.

Mr. Snyder is eligible to receive an annual bonus, targeted at 35% of base salary, upon the achievement of objectives to be determined by the Company. In connection with the execution of the Snyder Employment Agreement, Mr. Snyder received an option grant exercisable for 87,788 shares of our common stock. Mr. Snyder is entitled to participate in all employee benefit plans and programs available to our employees.

The Snyder Employment Agreement has an initial term of two years and will automatically renew for one year terms after the initial term has elapsed, unless either party terminates the agreement upon 30 days’ notice from the end of the initial or extended term. If we terminate the agreement for Cause (as defined in the Snyder Employment Agreement), all obligations of the Company will cease. If we terminate the agreement without Cause, and Mr. Snyder is not terminated due to death or Disability (as defined in the Snyder Employment Agreement), Mr. Snyder will continue to receive his base salary for nine months, subject to Mr. Snyder’s execution of a severance and general release agreement for our benefit.

Potential Payments Upon Termination

Other than under Dr. Berman’s, Mr. Snyder’s and Dr. Hepner’s employment agreements (described above in “—Employment Agreements with Named Executive Officers”), we have no plans, agreements or arrangements that provide for payment to our named executive officers in connection with termination of employment.

The Amended and Restated Coya Therapeutics, Inc. 2021 Equity Incentive Plan

Our Board and management believe that the effective use of stock-based long-term incentive compensation is vital to our ability to achieve strong performance in the future. Accordingly, on January 25, 2021 the Board adopted the Coya Therapeutics, Inc. 2021 Equity Incentive Plan, which our stockholders approved on February 5, 2021.

On November 17, 2022, our Board amended and restated the 2021 Equity Incentive Plan, which was then approved by our stockholders (the “Amended and Restated Equity Plan”) to:

•

Increase the number of shares of the Company’s common stock authorized to be issued under the Amended and Restated Equity Plan to 1,141,251, all of which are available for grant as Incentive Stock Options (as described below);

•	Add an “evergreen” feature to automatically increase the number of shares of the Company’s common stock available under the Amended and Restated Equity Plan as described further below; and

•	Extend the expiration date of the Amended and Restated Equity Plan to November 17, 2032.

The Amended and Restated Equity Plan is intended to enable us to secure and retain the types of employees, consultants and directors who will contribute to our long-range success, and provide incentives for such persons to exert maximum efforts for the success of the Company by aligning their interests with those of our stockholders. Awards that may be granted under the Amended and Restated Plan include: (a) Incentive Stock Options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended); (b) Nonstatutory Stock Options (Incentive Stock Options and Nonstatutory Stock Options together referred to as “Options”); (c) Stock Appreciation Rights; (d) Restricted Stock Awards; (e) Restricted Stock Unit Awards (f) Performance Awards (payable in shares or cash); and (g) Other Awards (all as defined in the Amended and Restated Equity Plan, and collectively, “Awards”).

The Amended and Restated 2021 Equity Plan reserves 1,141,251 shares of our common stock for the grant of Awards, all of which may be granted as Incentive Stock Options. Pursuant to the Amended and Restated Equity Plan’s “evergreen” feature, the number of shares of common stock reserved for issuance will automatically increase on the first day of each fiscal year commencing with January 1, 2023 and on the first day of each fiscal year thereafter until the date the Amended and Restated Equity Plan expires, by an amount equal to four percent (4%) of the total number of shares of our common stock outstanding on the last day of the preceding fiscal year, unless the Board determines before an annual increase takes effect that no increase will be made or a lesser increase.

As of April 1, 2023, awards have been granted with respect to 1,043,139 shares of our common stock. All such Awards have been granted as Options.

Employee Benefits Plans

We currently provide broad-based health and welfare benefits that are available to all of our employees, including our named executive officers, including medical, dental, and vision insurance.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the named executive officers outstanding as of December 31, 2022:

			Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Howard Berman Chief Executive Officer	—		—		—	—	—
David Snyder Chief Financial Officer and Chief Operating Officer	—		87,888	(1)	—	$3.48	03/14/2032
Adrian Hepner	22,013	(2)	22,014	(2)	—	$1.09	10/31/2031
President, Chief Medical Officer	23,775	(3)	20,119	(3)	—	$3.48	06/28/2032

(1)

The shares of common stock subject to this option will vest over a three-year period, with a one-year cliff. Subject to Mr. Snyder’s continuous service on each vesting date, the shares of common stock will vest as to 1/3 of the total number of shares of common stock subject to the option on the first anniversary of the grant date, and as to 1/24 of the total number of shares subject to this option on each subsequent month thereafter, such that the shares of common stock will fully vest on the third anniversary of the grant date.

(2)

The shares of common stock subject to this option will vest over a two-year period. Subject to Dr. Hepner’s continuous service on each vesting date, the shares of common stock will vest as to 1/2 of the total number of shares of common stock subject to the option one year after the grant date, and as to 1/24 of the total number of shares subject to this option each month thereafter, such that the option will fully vest on the second anniversary of the grant date.

(3)

The shares of common stock subject to this option will vest over a two-year period, with a one-year cliff. Subject to Dr. Hepner’s continuous service on each vesting date, the shares of common stock will vest as to 1/2 of the total number of shares of common stock subject to the option on the first anniversary of the grant date, and as to 1/12 of the total number of shares subject to this option each subsequent month thereafter, such that the shares subject to the option will fully vest on the second anniversary of the grant date.

Director Compensation

We did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board during fiscal year 2022. During fiscal year 2022, Howard Berman, our President and Chief Executive Officer, served as a member of our Board and received no additional compensation for his services as a member of our Board. See the section titled “Executive Compensation” for more information about Dr. Berman’s compensation for fiscal year 2022. It is our policy to reimburse non-employee members of our Board for reasonable travel and out-of-pocket expenses incurred in attending meetings of our Board and committees of our Board.

Non-Employee Director Compensation Policy

Our Board has adopted a non-employee director compensation policy that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Pursuant to this policy our board members will each receive $40,000 per year ($60,000 for Chairman of the Board, so long as that position is held by a non-employee director). Any compensation to be paid under this policy may be made in stock options, at the Board’s discretion.

The chair and non-chair members of the Board’s three standing committees are entitled to the following additional annual cash fees:

	Chair Fee	Non-Chair Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating and Governance Committee	$7,500	$3,750

Our Board has also adopted an equity compensation policy pursuant to which board members shall automatically be granted stock options to purchase 10,000 shares of our common stock upon joining the Board, and on January 1 of each year, each then serving non-employee director shall be automatically granted stock options to purchase 5,000 shares of our common stock. These stock options shall fully vest upon the anniversary of their granting, have a term of ten years and shall have an exercise price equal to 100% of the fair market value of a share of common stock on the date of grant. All options to be granted under this policy will be granted pursuant to our Amended and Restated Equity Plan (defined below).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

On January 25, 2021, the Board adopted the Coya Therapeutics, Inc. 2021 Equity Incentive Plan, which our stockholders approved on February 5, 2021. On November 17, 2022, the Board amended and restated the 2021 Equity Incentive Plan, which was then approved by our stockholders.

The general purpose of the Amended and Restated Equity Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders.

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued pursuant to our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders (1)	478,568	$1.85	662,244
Equity compensation plans not approved by security holders	—	—	—

Total	478,568	$1.85	662,244

(1)	The amounts shown in this row include securities under the Equity Plan.
(2)

In accordance with the “evergreen” provision in our Equity Plan, an additional 103,606 shares of our common stock were automatically made available for issuance on the first day of 2023, which represents 4% of the number of fully-diluted shares outstanding on December 31, 2022. These shares are excluded from the shares disclosed in the table.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 14, 2023, by:

•	each person known by us to own beneficially more than 5% of any class of our outstanding shares of common stock;

•	each of the directors and named executive officers individually; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by such person that are currently exercisable or will become exercisable within 60 days of April 14, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 9,947,915 shares of common stock issued and outstanding as of April 14, 2023, plus any shares issuable upon exercise of options or warrants that are exercisable with 60 days of April 14, 2023 held by such person.

Unless noted otherwise, the address of all listed stockholder is 5850 San Felipe St. Suite 500, Houston, TX 77057. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Name of Beneficial Owners
Named Executive Officers and Directors:
Howard Berman (1)(2)	968,088	9.7%
David Snyder (3)	54,195	*
Adrian Hepner (4)	81,344	*
Hideki Garren (5)	15,680	*
Dov Goldstein (6)	28,167	*
Ann Lee (7)	28,183	*
Anabella Villalobos (8)	26,704	*
All executive officers and directors as a group (7 persons)	1,202,361	11.9%
5% Stockholders
Bertex LLC (1)(2)	939,338	9.4%
Orin Hirschman (9)	692,395	7.0%

*	Represents beneficial ownership of less than 1%.
(1)

Howard Berman, our Chief Executive Officer and director is the managing director of Bertex LLC. Due to Dr. Berman’s controlling relationship with Bertex LLC, he may be deemed to have sole voting and dispositive control over the shares of our common stock owned by Bertex LLC. As a result, Dr. Berman may be deemed to beneficially own the shares of our common stock held by Bertex LLC.

(2)

Includes (i) 10,000 shares of our common stock owned directly by Dr. Berman, (ii) 939,338 shares of our common stock owned by Bertex LLC, of which Dr. Berman is the managing director, (iii) options exercisable for 13,750 shares of our common stock that are exercisable within 60 days of April 14, 2023, and (iv) warrants exercisable for 5,000 shares of our common stock. Excludes options exercisable for 151,250 shares of our common stock that are not exercisable within 60 days of April 14, 2023.

(3)

Includes (i) 7,000 shares of common stock, (ii) options exercisable for 43,695 shares of our common stock that are exercisable within 60 days of April 14, 2023, and (iii) warrants exercisable for 3,500 shares of our common stock. Excludes options exercisable for 159,093 shares of our common stock owned by Mr. Snyder that are not exercisable within 60 days of April 14, 2023.

(4)

Includes (i) 10,000 shares of our common stock, (ii) options exercisable for 66,344 shares of our common stock that are exercisable within 60 days of April 14, 2023, and (iii) warrants exercisable for 5,000 shares of our common stock. Excludes options exercisable for 136,577 shares of our common stock that are not exercisable within 60 days of April 14, 2023.

(5)

Includes (i) 2,000 shares of our common stock, (ii) options exercisable for 12,680 shares of our common stock that are exercisable within 60 days of April 14, 2023, and (iii) warrants exercisable for 1,000 shares of our common stock. Excludes options exercisable for 4,877 shares of our common stock owned by Dr. Garren that are not exercisable within 60 days of April 14, 2023.

(6)

Includes (i) 10,000 shares of our common stock, (ii) options exercisable for 13,167 shares of our common stock that are exercisable within 60 days of April 14, 2023, and (iii) warrants exercisable for 5,000 shares of our common stock. Excludes options exercisable for 4,390 shares of our common stock owned that are not exercisable within 60 days of April 14, 2023.

(7)

Includes (i) 16,479 shares of our common stock, and (ii) options exercisable for 11,704 shares of our common stock that are exercisable within 60 days of April 14, 2023. Excludes options exercisable for 5,853 shares of our common stock that are not exercisable within 60 days of April 14, 2023.

(8)

Includes (i) 10,000 shares of our common stock, (ii) options exercisable for 11,704 shares of our common stock that are exercisable within 60 days of April 14, 2023, and (iii) warrants exercisable for 5,000 shares of our common stock. Excludes options exercisable for 5,853 shares of our common stock that are not exercisable within 60 days of April 14, 2023.

(9)

Based upon information contained in a Schedule 13G filed by AIGH Capital Management, LLC (“AIGH CM”), AIGH Investment Partners, L.C.C. (“AIGH IP”) and Mr. Orin Hirschman on January 5, 2023. Includes shares of our common stock held by AIGH Investment Partners, L.P. (“AIGH LP”), WVP Emerging Manger Onshore Fund, LLC – AIGH Series (“WVP”) and AIGH Investment Partners, LLC (“AIGH LLC”). Excludes warrants to purchase up to 280,000 shares of our common stock due to beneficial ownership limitations on exercise. Mr. Hirschman is the managing member of AIGH CM, which is an advisor or sub-advisor with respect to the securities held by AIGH LP and WVP, and president of AIGH LLC. Mr. Hirschman has voting and investment control over the securities indirectly held by AIGH CM and directly by AIGH LP and AIGH LLC. The principal office and business address of AIGH CM, AIGH IP, and Mr. Hirschman is 6006 Berkeley Avenue, Baltimore, MD 21209.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. The following is a description of transactions since January 1, 2021 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related-party transaction policy that sets forth the policies and procedures for the review and approval or ratification of transactions involving the Company and “related persons.” For the purposes of this policy, “related persons” will include our executive officers, directors, director nominees, and their immediate family members, and stockholders owning five percent or more of our outstanding common stock and their immediate family members.

The policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships in which we were or are to be a participant, where the amount involved exceeds $100,000 and a related person has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to (i) whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated party; (ii) the extent of the related person’s interest in the transaction; (iii) the benefits to the Company; (iv) the impact on a director’s independence in the event the related person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer; (v) the availability of other sources for comparable products or services; (vi) the terms of the transaction; and (vii) the terms available to unrelated third parties.

All related-party transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.

All of the transactions described in this section occurred prior to the adoption of this policy.

Consulting Agreement

In December 2020, we entered into a consulting arrangement with Jani Tuomi, a former owner of more than 5% of our capital stock. The consulting arrangement, under which the related party provided consulting services related to business development activities, provided for a fee of $12,500 a month and such fee was changed to $7,500 a month in December 2021. The consulting arrangement was terminated in May 2022. We paid an aggregate of $170,000 pursuant to the consulting arrangement.

Strategic Advisory Agreement

In connection with a financing in December 2020, we entered into a non-exclusive strategic advisory agreement with Allele Capital Partners LLC (“Allele”), a strategic advisory and investment firm, at $10,000 per month. A former owner of more than 5% of our capital stock is the Co-Founder and Chief Executive Officer of Allele. The agreement with Allele terminated in December 2022.

Convertible Note Placement Agent

In April 2022, we issued approximately $10.5 million in aggregate principal amount of convertible promissory notes. In connection with this offering, we paid to Allele, the placement agent in this issuance, a cash fee of 7% of the gross proceeds raised in the offering, or approximately $0.7 million. Upon the automatic conversion of the notes upon the completion of our IPO in January 2023, we issued warrants exercisable for 191,554 shares of our common stock to Allele as additional placement agent compensations.

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Director Independence

The Nasdaq Stock Market LLC requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the rules require that, subject to specified exceptions and phase in periods following the initial public offering, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, among other things, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board has determined that Dr. Ann Lee, Dr. Anabella Villalobos, Dr. Hideki Garren and Dr. Dov Goldstein are “independent” as defined under Nasdaq rules and the Exchange Act rules and regulations.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees paid for professional services rendered by Weaver and Tidwell, L.L.P, or Weaver, our independent registered public accounting firm, for each of the last two fiscal years.

Year ending December 31,	2022	2021
Audit fees (1)	$359,340	$132,870
Audit related fees	—	—
Tax fees (2)	8,225	—
All other fees	—	—

Total	$367,565	$132,870

(1)

Consists of fees rendered in connection with the audit of our financial statements, including audited financial statements presented in our Registration Statement on Form S-1, review of the interim financial statements and services normally provided in connection with regulatory filings. Included in 2022 Audit fees is an aggregate of $0.1 million of fees billed in connection with our initial public offering, which closed in January 2023. Audit fees in 2021 include fees related to the annual audit of the Company’s financial statements.

(2)	Consists of income tax compliance services.

Auditor Independence

In our fiscal year ended December 31, 2022, there were no other professional services provided by Weaver that would have required our Audit Committee to consider their compatibility with maintaining the independence of Weaver.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Weaver for our fiscal year ended December 31, 2022, were pre-approved by our Board and/or Audit Committee.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Coya Therapeutics, Inc. and Nicoya Health, Inc. dated December 22, 2020 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

3.1**	Amended and Restated Certificate of Incorporation.

3.2**	Amended and Restated By-Laws.

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

4.2#	First Amended Investors’ Rights Agreement dated as of March 4, 2022, by and among Coya Therapeutics, Inc. and certain holders of its capital stock (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

4.3	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 5, 2022).

4.5	Form of Warrant Agency Agreement between Coya Therapeutics, Inc. and Computershare Limited (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

4.6**	Description of Securities of Coya Therapeutics, Inc.

10.1	The Amended and Restated Coya Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 5, 2022).

10.2†	Form of Indemnification Agreement to be entered into by Coya Therapeutics, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.3†	Executive Employment Agreement, dated December 15, 2020, by and between Coya Therapeutics, Inc. and Howard Berman (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.4†#	Employment Agreement Addendum, dated April 1, 2022, by and between Coya Therapeutics, Inc. and Howard Berman (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.5†	Executive Employment Agreement, dated March 14, 2022, by and between Coya Therapeutics, Inc. and David Snyder (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.6†	Executive Employment Agreement, dated November 1, 2021, by and between Coya Therapeutics, Inc. and Adrian Hepner (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.7#	Amended and Restated Patent Know How and License Agreement, effective as of October 6, 2020, by and between Coya Therapeutics, Inc. and The Methodist Hospital (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.8#	Sponsored Research Agreement, dated February 3, 2021, by and between Coya Therapeutics, Inc. and The Methodist Hospital Research Institute d/b/a Houston Methodist Research Institute (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.9#	First Amendment to Sponsored Research Agreement, dated February 4, 2022, by and between Coya Therapeutics, Inc. and The Methodist Hospital Research Institute d/b/a Houston Methodist Research Institute (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.10#	Second Amendment to Sponsored Research Agreement, dated February 4, 2022, by and between Coya Therapeutics, Inc. and The Methodist Hospital Research Institute d/b/a Houston Methodist Research Institute (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.11#	Material Transfer and Option Agreement, dated June 24, 2022, by and between Coya Therapeutics, Inc. and Carnegie Mellon University (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.12#	License Agreement by and between Coya Therapeutics, Inc. and ARScience Biotherapeutics, Inc., dated August 23, 2022 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.13	Series A Placement Agent Warrant (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.14	Convertible Note Placement Agent Warrant (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.15†	Form of Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Previously filed.
***	Previously furnished.
†	Management contract or compensatory plan or arrangement.
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

Coya Therapeutics, Inc.

Date: May 1, 2023	By:	/s/ Howard Berman
Name: Howard Berman
Title: Chief Executive Officer (Principal Executive Officer)