Form 10-Q
period 2023-03-31
Coya Therapeutics, Inc.
filed 2023-05-10
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41583

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of Registrant’s common stock outstanding as of May 3, 2023 was 9,947,915.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,320,288	$5,933,702
Prepaids and other current assets	1,011,969	1,251,264
Total current assets	17,332,257	7,184,966
Fixed assets, net	86,470	93,310
Deferred financing costs	-	1,117,290
Total assets	$17,418,727	$8,395,566

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$541,752	$1,815,270
Accrued expenses	724,687	2,008,361
Total current liabilities	1,266,439	3,823,631
Convertible promissory notes	-	12,965,480
Total liabilities	1,266,439	16,789,111

Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none and 7,500,713 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	8,793,637
Common stock, $0.0001 par value; 200,000,000 shares authorized; 9,947,915 and 2,590,157 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	996	259
Additional paid-in capital	36,756,301	681,106
Accumulated deficit	(20,605,009)	(17,868,547)
Total stockholders' equity (deficit)	16,152,288	(8,393,545)
Total liabilities and stockholders' equity (deficit)	$17,418,727	$8,395,566

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$1,231,712	$978,804
General and administrative	1,661,544	717,524
Depreciation	6,840	4,033
Total operating expenses	2,900,096	1,700,361
Loss from operations	(2,900,096)	(1,700,361)
Other income (expense):
Other income (expense), net	163,634	(3,017)
Net loss	$(2,736,462)	$(1,703,378)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.66)
Weighted-average shares of common stock outstanding, basic and diluted	9,721,847	2,590,098

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2022	7,500,713	$8,793,637	2,590,197	$259	$681,106	$(17,868,547)	$(8,393,545)
Conversion of convertible preferred stock upon initial public offering	(7,500,713)	(8,793,637)	1,316,926	132	8,793,505	-	-
Conversion of convertible promissory notes upon initial public offering	-	-	2,736,488	274	12,965,206	-	12,965,480
Sale of common stock in initial public offering and overallotment option, net of issuance costs of $2.3 million	-	-	3,287,804	329	14,136,099	-	14,136,428
Stock-based compensation expense and vesting of restricted stock units	-	-	16,500	2	180,385	-	180,387
Net loss	-	-	-	-	-	(2,736,462)	(2,736,462)
Balance as of March 31, 2023	-	$-	9,947,915	$996	$36,756,301	$(20,605,009)	$16,152,288

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	7,500,713	$8,793,637	2,590,051	$259	473,602	$(5,623,771)	$3,643,727
Exercise of stock options	-	-	146	-	158	-	158
Stock-based compensation expense	-	-	-	-	21,425	-	21,425
Net loss	-	-	-	-	-	(1,703,378)	(1,703,378)
Balance as of March 31, 2022	7,500,713	$8,793,637	2,590,197	$259	$495,185	$(7,327,149)	$1,961,932

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,736,462)	$(1,703,378)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,840	4,033
Stock-based compensation, including the issuance of restricted stock	180,387	21,425
Changes in operating assets and liabilities:
Prepaids and other current assets	239,295	191,315
Accounts payable	(270,111)	(366,477)
Accrued expenses	(1,283,674)	(131,605)
Net cash used in operating activities	(3,863,725)	(1,984,687)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	14,250,311	-
Payment for Series A-2 Private Placement offering costs	-	(65,385)
Proceeds from the exercise of stock options	-	158
Net cash provided by (used in) financing activities	14,250,311	(65,227)
Net increase (decrease) in cash and cash equivalents	10,386,586	(2,049,914)
Cash and cash equivalents as of beginning of the period	5,933,702	4,340,178
Cash and cash equivalents as of end of the period	$16,320,288	$2,290,264

Supplemental disclosures of non-cash financing and investing activities:
Conversion of convertible preferred stock upon initial public offering	$8,793,637	$-
Conversion of convertible promissory notes upon initial public offering	$12,965,480	$-
Deferred financing costs in accounts payable and accrued expenses	$-	$156,548

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Going Concern and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $20,605,009 as of March 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). As of March 31, 2023, the Company had cash and cash equivalents of $16,320,288, which is expected to enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2024, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

The accompanying condensed unaudited interim financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Management is currently evaluating different strategies to obtain the required funding of future operations. These strategies may include, but are not limited to, additional funding from current investors, funding from new investors including strategic corporate investors, and additional registrations of the Company’s common stock. There can be no assurance these future funding efforts will be successful.

On January 3, 2023, the Company completed its initial public offering (“IPO”) in which the Company sold 3,050,000 shares of its common stock and accompanying warrants to purchase 1,525,000 shares of common stock. The warrants were sold at the rate of one warrant for every two shares of common stock purchased in the IPO, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant was sold at a combined offering price of $5.00 for net proceeds of $13,432,500 after deducting underwriting discounts, commissions, and other offering expenses paid by the Company. On January 25, 2023, the underwriters exercised their overallotment option in part and thereby purchased an additional 237,804 shares of common stock and 145,000 warrants to purchase common stock at $5.00 per share. In total the Company raised $16,439,020 in gross proceeds and $14,136,428 in net proceeds in its IPO (as discussed in detail in Note 6).

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

As the impact of COVID-19 continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the financial statements as new events occur and additional information becomes known. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.

2. Basis of presentation and significant accounting policies

Basis of presentation

The accompanying condensed unaudited condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB.

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of March 31, 2023, and its statements of operations, stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The condensed unaudited interim financial statements, presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 found in the Annual Report filed in the Form 10-K.

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

Significant areas that require management’s estimates include fair value of the Company’s convertible promissory notes, the fair value of the Company's equity, prior to being publicly traded, and related inputs, including discount for lack of marketability and volatility, and the grant date fair value of stock options (Note 7), and accrued research and development expenses.

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash balances may exceed the current insured amounts provided by the FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents.

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

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, prior to being a publicly-traded company, and, for stock options, the expected life of the options and stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimates and involve inherent uncertainties and the application of management’s judgments. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected term of the stock options is estimated using the “simplified method” as the Company has no historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of March 31, 2023, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, common stock warrants and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (unaudited):

	Three Months Ended March 31,
	2023	2022
Series A Convertible Preferred Stock	-	1,316,926
Common stock warrants	2,174,737	92,184
Stock options	1,014,543	355,587
	3,189,280	1,764,697

Amounts in the above table reflect the common stock equivalents.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted the guidance using a modified retrospective approach as of January 1, 2023 which resulted in no cumulative-effect adjustment to retained earnings.

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

March 31, 2023 (unaudited)
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$16,320,288	$16,320,288

December 31, 2022
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$5,933,702	$5,933,702
Liabilities:
Convertible promissory notes	Note 6	Level 3	$12,965,480	$12,965,480

In connection with the IPO, the Company's convertible promissory notes converted into an aggregate of 2,736,488 shares of common stock. As a result, the remaining convertible promissory note balance, including accrued interest, was eliminated, increasing additional paid-in capital.

Balance at December 31, 2022	$12,965,480
Conversion of convertible promissory notes upon IPO	(12,965,480)
Balance at March 31, 2023	$—

4. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	March 31,	December 31,
	2023	2022
Accrued research and development	$241,712	$135,864
Accrued payroll	144,991	927,006
Accrued professional fees	337,984	945,491
	$724,687	$2,008,361

5. Commitments and Contingencies

License Agreements

Dr. Reddy's License and Supply Agreement

On March 16, 2023, the Company entered into an exclusive License and Supply Agreement ("DRL Agreement") with Dr. Reddy's Laboratories ("DRL"). The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, the Company will in-license DRL’s proposed abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases, COYA 302. Coya 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of Coya 301, Coya’s low dose IL-2 to DRL to permit the commercialization by DRL of Coya 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $350,000. The Company will pay to DRL up to an aggregate of approximately $2,900,000 of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement) and an additional approximately $20,000,000 if all other development, regulatory approval and sales milestones are incurred under the DRL License Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement).

ARScience License Agreement

In August 2022, the Company entered into a License Agreement (the “ARS License Agreement”) with ARScience Biotherapeutics, Inc. (“ARS”) pursuant to which ARS granted the Company an option to acquire an exclusive, royalty-bearing license for two patents, with the right to grant sublicenses through multiple tiers under these patents (the “ARS Option”).

The Company may owe tiered payments to ARS based on its achievement of certain developmental milestones. Under the ARS License Agreement, the Company will pay an aggregate of $13,250,000 in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. The Company will then pay an aggregate of $11,600,000 in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined In the ARS License Agreement) the Company will pay an aggregate of $11,750,000 in developmental milestone payments. The Company will then pay an aggregate of $5,850,000 in developmental milestone payments for each Mono Product in each subsequent new indication, and an aggregate of $5,850,000 if all developmental milestones are achieved for each new indication. The Company will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event the Company sublicenses its rights under the ARS License Agreement, the Company will owe royalties on sublicense income within the range of 10% to 20%.

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

Sponsored Research Agreement

In February 2021, the Company entered into a one-year Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, which can be extended or renewed by mutual agreement. Under the SRA, the Company agreed to fund up to $1,547,094 in research in the area of neurodegenerative diseases performed by HRMI. In return, the Company will gain expanded access to data methods and know-how per the SRA, and, if the research produces intellectual property, the Company will have all first rights to the intellectual property. As of September 15, 2022, the Company provided notice to HMRI regarding termination of the SRA in expectation that a reduced yearly budget be negotiated post termination. As of March 31, 2023, the Company continued operations in good faith with HRMI in anticipation of a finalized agreement. The Company incurred $130,000 and $251,266 in research and development expenses under the SRA during the three months ended March 31, 2023 and 2022, respectively. On May 4, 2023, the Company executed the SRA with HMRI, in which the Company agreed to fund $0.5 million through May 2024.

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

6. Convertible promissory notes, convertible preferred stock and stockholders’ equity (deficit)

Initial Public Offering

On January 3, 2023, the Company completed its IPO in which the Company sold 3,050,000 shares of its common stock and accompanying warrants to purchase 1,525,000 shares of common stock. The warrants were sold at the rate of one warrant for every two shares of common stock purchased in the IPO, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant was sold at a combined offering price of $5.00. The Company received net proceeds of $13,030,639 after deducting underwriting discounts, commissions, and other offering expenses paid by the Company, including additional costs incurred during the three months ended March 31, 2023. In connection with the closing of the IPO, (i) all of the Company's outstanding shares of Series A converted into an aggregate of 1,316,926 shares of common stock, (ii) the Company's Notes converted into an aggregate of 2,736,488 shares of common stock, and (iii) the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of authorized shares of common stock to 200,000,000 and increase the number of authorized shares of preferred stock to 10,000,000.

In connection with the IPO, the Company granted its underwriters a 30-day over-allotment option ("Over-Allotment") to purchase up to an additional 290,000 shares of common stock and warrants to purchase 145,000 shares of common stock to cover over-allotments at $5.00, less underwriting discount. On January 25, 2023, the underwriters purchased 237,804 shares of common stock and 145,000 warrants to purchase common stock at $5.00 per share in connection with Over-Allotment. Upon the sale of the Over-Allotment, the Company issued its underwriters an additional 16,646 warrants with an exercise price of $6.25 per warrant and a contractual life of five years. The Company received net proceeds of $1,105,789 after deducting underwriting discounts for the common stock and warrants issued in connection with the Over-Allotment.

Common Stock Warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding.

As of March 31, 2023, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Outstanding	Exercise price per share	Expiration date
Common stock warrants issued related to the IPO	1,525,000	$7.50	January 2028
Common stock warrants issued related to the Over-Allotment option	145,000	$5.00	January 2028
Common stock warrants issued to underwriters as compensation for IPO	230,146	$6.25	January 2028
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	182,407	$6.00	January 2028
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	92,184	$9.15	December 2025
	2,174,737

7. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. As of March 31, 2023, 1,244,859 shares of the Company’s common stock were authorized to be issued, of which 229,879 shares were available for future issuance.

The amount, terms of grants, and exercisability provisions are determined and set by the Company's Board of Directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company has recorded stock-based compensation related to its options and RSU's in the accompanying statements of operations as follows (unaudited):

	Three Months Ended March 31,
	2023	2022
General and administrative	$132,214	$6,861
Research and development	48,173	14,564
	$180,387	$21,425

Stock options

The Company has issued service-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2023	478,570	$1.85	8.7
Granted	535,973	$3.85
Outstanding at March 31, 2023	1,014,543	$2.90	9.2	$1,080,691
Exercisable at March 31, 2023	339,078	$1.68	8.3	$776,675
Vested and expected to vest at March 31, 2023	1,014,543	$2.90	9.2	$1,080,691

As of March 31, 2023, the unrecognized compensation cost was $1,805,651, and will be recognized over an estimated weighted-average amortization period of 2.59 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended March 31, 2023 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the period ended March 31, 2023 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

Three Months Ended March 31, 2023
Risk-free interest rate	4.14%
Expected term (years)	5.8
Expected volatility	89.71%
Expected dividend yield	-

Restricted Stock Unit Awards

During the three months ended March 31, 2023, the Company issued restricted stock ("RSU") to external consultants which immediately vested upon grant. The fair value of an RSU is equal to the fair market value price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense of $76,080 for the three months ended March 31, 2023.

The following table summarizes activity related to RSU stock-based payment awards (unaudited):

		Weighted average
	Number of	grant date
	Shares	fair value
Outstanding at January 1, 2023	-	$-
Granted and Vested	16,500	4.61
Outstanding at March 31, 2023	16,500	$4.61

8. Subsequent events

The Company has evaluated subsequent events through May 10, 2023, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our unaudited interim consolidated financial statements and the notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of this Quarterly Report on Form 10-Q captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

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
•
the impact of COVID-19 and resulting pandemic on our preclinical studies and any future clinical trials;
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
•
our current and future capital requirements to support our development and commercialization efforts for our product candidates and our ability to satisfy our capital needs;
•
our ability to raise additional capital, which may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit and financial markets in the United States;
•
our financial performance;
•
developments or projections relating to our competitors or our industry;
•
the impact of laws and regulations;
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
•
other factors and assumptions described in this Quarterly Report on Form 10-Q under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Overview”, and elsewhere in this Quarterly Report on Form 10-Q.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs, or projections will result or be achieved or accomplished.

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of Tregs. Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi and since their discovery, multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T lymphocytes an important therapeutic target, which we believe may provide new treatments for serious diseases.

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

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have funded our operations primarily through private convertible preferred stock offerings, a convertible debt financing and the public offering of our securities that closed in January 2023. Our net losses were $2.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $20.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in-licenses or acquisitions. The financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Recent Developments

On January 3, 2023, we closed our IPO of 3,050,000 shares of our common stock and accompanying warrants to purchase up to 1,525,000 shares of common stock. The warrants were offered and sold at the rate of one warrant for every two shares of common stock purchased in the offering, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant were sold at a combined offering price of $5.00, for gross proceeds of approximately $15.25 million, before deducting underwriting discounts and offering expenses. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 290,000 shares of common stock and/or warrants to purchase 145,000 shares of common stock at the IPO price, less the underwriting discount. On January 25, 2023, we sold an additional 237,804 shares of common stock and accompanying warrants to purchase up to 145,000 shares of common stock upon the underwriters’ exercise in part of their over-allotment option for additional gross proceeds of approximately $1.15 million, before deducting underwriting discounts and offering expenses. Our shares of common stock began trading on the Nasdaq Capital Market under the ticker symbol “COYA” on December 29, 2022

Components of Results of Operations

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates. As described in the notes to financial statements contained elsewhere in this Quarterly Report on Form 10-Q, under the terms of our license we may be required to make payments to Methodist if certain milestones are achieved. This could result in significant charges to research and development in the period such milestones become probable of being achieved.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022 - (unaudited)

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$1,231,712	$978,804	$252,908
General and administrative	1,661,544	717,524	944,020
Depreciation	6,840	4,033	2,807
Total operating expenses	2,900,096	1,700,361	1,199,735
Loss from operations	(2,900,096)	(1,700,361)	(1,199,735)
Other income (expense):
Other income (expense), net	163,634	(3,017)	166,651
Net loss	$(2,736,462)	$(1,703,378)	$(1,033,084)

Research and Development Expenses

Research and development expenses increased by $0.2 million from $1.0 million for the three months ended March 31, 2022 to $1.2 million for the three months ended March 31, 2023. The increase was mainly due to increasing our clinical trial expenses as well as an increase in headcount to support our continued trials. For our clinical product candidates (COYA 101), we track our external research and development expenses on a candidate-by-candidate basis. For our preclinical product candidates, we track our external research and development expenses in aggregate by Series. External research and development expenses include fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by clinical and preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended March 31,
	2023	2022
External costs:
Clinical product candidates:
COYA 101	$-	$259,740
Pre-clinical product candidates:
COYA 200 Series	7,684	112,253
COYA 300 Series	746,961	95,041
Sponsored research	130,000	251,266
Internal costs:
Internal research and development expenses, including stock-based compensation	347,067	260,504
Total	$1,231,712	$978,804

General and Administrative Expenses

General and administrative expenses increased by $1.0 million from $0.7 million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2023. The increase was primarily due to an increase in personnel related expenses due to increases in employee headcount and an increase in our professional fees and consulting fees as we expanded our operations to support our research and development efforts.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2023 we have funded our operations through the sale of convertible promissory notes, convertible preferred stock, our initial public offering, and the exercise of the underwriter's over-allotment option. We incurred a net loss of $2.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, and had an accumulated deficit of $20.6 million as of March 31, 2023. As of March 31, 2023 we had $16.3 million in cash and cash equivalents. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

We will need significant additional funds to meet operational needs and capital requirements for clinical trials, other research and development expenditures, and business development activities. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit, banking and financial markets in the United States. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(3,863,725)	$(1,984,687)
Cash provided by (used in) financing activities	14,250,311	(65,227)
Net increase (decrease) in cash and cash equivalents	$10,386,586	$(2,049,914)

Operating Activities

During the three months ended March 31, 2023, we used $3.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $2.7 million and a $1.3 million net decrease in our operating assets and liabilities, partially offset by noncash charges of $0.2 million related to stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

During the three months ended March 31, 2022, we used $2.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $1.7 million and a $0.3 million net decrease in our operating assets. The primary use of cash was to fund our operations related to the development of our product candidates.

Financing Activities

During the three months ended March 31, 2023, financing activities provided $14.3 million of cash resulting from the issuance of common stock upon our initial public offering, net of deferred financing costs. The financing activities provided during the three months ended March 31, 2022 included the payment of offering costs and exercise of stock options.

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

Critical Accounting Policies

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report filed on Form 10-K.

Commitments and contingencies, including license and sponsored research agreements

Patent Know How and License Agreement with The Methodist Hospital

In September 2022, we entered into the Methodist License Agreement with Methodist to make, sell and sublicense products and services using the intellectual property and know-how of Methodist. As part of the Methodist License Agreement, we will pay Methodist a four-figure license maintenance fee annually until the first sale of licensed product occurs. The term of the Methodist License Agreement is effective until no intellectual property patent rights remain, unless terminated sooner by (1) bankruptcy or insolvency, (2) the failure by us to monetize the intellectual property within five years of the date of the agreement (further discussed below), (3) due to breach of contract, or (4) at our election for any or no reason.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In February 2021, we executed the SRA with HMRI. Pursuant to the SRA, we agreed to fund $1.5 million in research in the area of neurodegenerative diseases through February 2022. We subsequently amended the SRA to extend the term through February 2025, which includes an annual funding commitment of $1.5 million per year. As of September 15, 2022, we have provided notice to HMRI regarding termination of the SRA in expectation that a reduced yearly budget be negotiated post termination. For the 90-day period commencing after the termination date of the SRA, were responsible for reimbursing HMRI for accrued expenses incurred by HMRI. As of March 31, 2023, we continued operations in good faith with HMRI in anticipation of a finalized agreement. On May 4, 2023, we executed the SRA with HMRI, in which we agreed to fund $0.5 million through May 2024.

ARScience License Agreement

In August 2022, we entered into the ARS License Agreement with ARS pursuant to which ARS granted us an option to, if we choose to exercise such option, to acquire an exclusive, royalty-bearing license for two patents regarding certain formulations of hrIL-2 (the product that serves as the basis for COYA 301), with the right to grant sublicenses through multiple tiers under these patents. In consideration for the ARS Option, we paid ARS a one-time, non-refundable, non-creditable option fee of $100,000.

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

Dr. Reddy's License and Supply Agreement

In March 2023, we entered into an exclusive License and Supply Agreement ("DRL Agreement") with Dr. Reddy's Laboratories ("DRL"). The DRL Agreement will become effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, we will in-license DRL's proposed abatacept biosimilar to be used in the development and commercialization of our biologic product candidate combination that aims to suppress inflammation (“COYA 302”) in the U.S., Canada, Mexico, South America, the European Union, the United Kingdom, and Japan. In consideration for the license, within 30 days from execution of the DRL Agreement, we have paid a one-time, non-refundable upfront fee of $350,000. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement) and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL License Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement).

Recent Accounting Pronouncements

See Note 2 in our condensed unaudited interim financial statements found elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Evaluation of Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on March 29, 2023. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Initial Public Offering

On December 28, 2022, our registration statement on Form S-1 (Registration No. 333-268482) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 3,050,000 shares of our common stock and accompanying warrants to purchase up to 1,525,000 shares of our common stock. Each share of common stock was sold together with one warrant to purchase one share of our common stock with an exercise price of $7.50 per share at a combined offering price of $5.00, for gross proceeds of approximately $15.3 million, before deducting expenses. Chardan Capital Markets, LLC acted as the representative of the several underwriters for the offering. On January 3, 2023, we closed the sale of the shares of our common stock and accompanying warrants to purchase shares of our common stock, resulting in net proceeds to us of approximately $13.4 million, after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

In connection with our initial public offering, we granted the underwriters a 30-day over-allotment option to purchase up to an additional 290,000 shares of our common stock and accompanying warrants to purchase 145,000 shares of our common stock to cover over-allotments at $5.00 per share and accompanying warrant, less underwriting discounts. On January 25, 2023, the underwriters purchased 237,804 shares of common stock and 145,000 warrants to purchase our common stock at $5.00 per share and accompanying warrant in connection with the over-allotment. Upon the sale of the over-allotment, we issued our underwriters an additional 16,646 warrants with an exercise price of $6.25 per warrant and a contractual life of five years. We received net proceeds of approximately $1.1 million, after deducting underwriting discounts for the common stock and warrants issued in connection with the over-allotment.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 30, 2022 pursuant to Rule 424(b).

Consulting Services Agreements

During the three months ended March 31, 2023, we issued an aggregate of 16,500 shares of our common stock to service providers with a grant date fair value of approximately $76,000 for services provided. Such issuances were exempt from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*#	License and Supply Agreement by and between Coya Therapeutics, Inc. and Dr. Reddy’s Laboratories Ltd.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished, not filed.

# Certain identified information has been excluded from this exhibit (indicated by asterisks) because it is both not material and the type of information that the Company treats as private or confidential, in accordance with the rules of the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coya Therapeutics, Inc.

Date: May 10, 2023	By:	/s/ Howard Berman
Howard Berman
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)