Form 10-Q
period 2023-06-30
Coya Therapeutics, Inc.
filed 2023-08-08
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s common stock outstanding as of August 3, 2023 was 9,947,915.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,102,392	$5,933,702
Prepaids and other current assets	1,287,213	1,251,264
Total current assets	14,389,605	7,184,966
Fixed assets, net	79,630	93,310
Deferred financing costs	-	1,117,290
Total assets	$14,469,235	$8,395,566

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$237,579	$1,815,270
Accrued expenses	983,633	2,008,361
Total current liabilities	1,221,212	3,823,631
Convertible promissory notes	-	12,965,480
Total liabilities	1,221,212	16,789,111

Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none and 7,500,713 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	8,793,637
Common stock, $0.0001 par value; 200,000,000 shares authorized; 9,947,915 and 2,590,197 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	996	259
Additional paid-in capital	36,947,411	681,106
Accumulated deficit	(23,700,384)	(17,868,547)
Total stockholders' equity (deficit)	13,248,023	(8,393,545)
Total liabilities and stockholders' equity (deficit)	$14,469,235	$8,395,566

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,067,952	$1,447,373	$2,299,664	$2,426,177
In-process research and development	350,000	—	350,000	—
General and administrative	1,829,553	1,994,783	3,491,097	2,712,307
Depreciation	6,840	4,033	13,680	8,066
Total operating expenses	3,254,345	3,446,189	6,154,441	5,146,550
Loss from operations	(3,254,345)	(3,446,189)	(6,154,441)	(5,146,550)
Other income:
Change in fair value of convertible promissory notes	—	22,345	—	22,345
Other income, net	158,970	10,940	322,604	7,923
Net loss	$(3,095,375)	$(3,412,904)	$(5,831,837)	$(5,116,282)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.31)	$(1.32)	$(0.59)	$(1.98)
Weighted-average shares of common stock outstanding, basic and diluted	9,947,915	2,590,197	9,835,505	2,590,148

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2022	7,500,713	$8,793,637	2,590,197	$259	$681,106	$(17,868,547)	$(8,393,545)
Conversion of convertible preferred stock upon initial public offering	(7,500,713)	(8,793,637)	1,316,926	132	8,793,505	-	-
Conversion of convertible promissory notes upon initial public offering	-	-	2,736,488	274	12,965,206	-	12,965,480
Sale of common stock in initial public offering and overallotment option, net of issuance costs of $2.3 million	-	-	3,287,804	329	14,136,099	-	14,136,428
Stock-based compensation expense and vesting of restricted stock units	-	-	16,500	2	180,385	-	180,387
Net loss	-	-	-	-	-	(2,736,462)	(2,736,462)
Balance, March 31, 2023	-	-	9,947,915	996	36,756,301	(20,605,009)	16,152,288
Stock-based compensation expense	-	-	-	-	191,110	-	191,110
Net loss	-	-	-	-	-	(3,095,375)	(3,095,375)
Balance as of June 30, 2023	-	$-	9,947,915	$996	$36,947,411	$(23,700,384)	$13,248,023

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	7,500,713	$8,793,637	2,590,051	$259	$473,602	$(5,623,771)	$3,643,727
Exercise of stock options	-	-	146	-	158	-	158
Stock-based compensation expense	-	-	-	-	21,425	-	21,425
Net loss	-	-	-	-	-	(1,703,378)	(1,703,378)
Balance as of March 31, 2022	7,500,713	8,793,637	2,590,197	259	495,185	(7,327,149)	1,961,932
Stock-based compensation expense	-	-	-	-	44,658	-	44,658
Net loss	-	-	-	-	-	(3,412,904)	(3,412,904)
Balance as of June 30, 2022	7,500,713	$8,793,637	2,590,197	$259	$539,843	$(10,740,053)	$(1,406,314)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,831,837)	$(5,116,282)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	13,680	8,066
Change in fair value of convertible promissory notes	-	(22,345)
Stock-based compensation, including the issuance of restricted stock	371,497	66,083
Debt issuance costs	-	997,367
Acquired in-process research and development asset	350,000	-
Changes in operating assets and liabilities:
Prepaids and other current assets	(35,949)	204,215
Accounts payable	(574,283)	403,611
Accrued expenses	(1,024,729)	34,548
Net cash used in operating activities	(6,731,621)	(3,424,737)
Cash flows from investing activities:
Purchase of in-process research and development asset	(350,000)	-
Net cash used in investing activities	(350,000)	-
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	14,250,311	-
Proceeds from issuance of convertible promissory notes	-	10,468,970
Payment of debt issuance costs	-	(997,367)
Proceeds from the exercise of stock options	-	158
Net cash provided by financing activities	14,250,311	9,471,761
Net increase in cash and cash equivalents	7,168,690	6,047,024
Cash and cash equivalents as of beginning of the period	5,933,702	4,340,178
Cash and cash equivalents as of end of the period	$13,102,392	$10,387,202

Supplemental disclosures of non-cash financing and investing activities:
Conversion of convertible preferred stock upon initial public offering	$8,793,637	$-
Conversion of convertible promissory notes upon initial public offering	$12,965,480	$-

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

Going Concern and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $23,700,384 as of June 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). As of June 30, 2023, the Company had cash and cash equivalents of $13,102,392, which is expected to enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2024, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

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

On January 3, 2023, the Company completed its initial public offering (“IPO”) in which the Company sold 3,050,000 shares of its common stock and accompanying warrants to purchase 1,525,000 shares of common stock. The warrants were sold at the rate of one warrant for every two shares of common stock purchased in the IPO, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant was sold at a combined offering price of $5.00 for net proceeds of $13,432,500 after deducting underwriting discounts, commissions, and other offering expenses paid by the Company. On January 25, 2023, the underwriters exercised their overallotment option in part and thereby purchased an additional 237,804 shares of common stock and 145,000 warrants to purchase common stock at a combined offering price of $5.00 per share. The warrants have an exercise price of $7.50 per share. In total the Company raised $16,439,020 in gross proceeds and $14,136,428 in net proceeds in its IPO (as discussed in detail in Note 6).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of June 30, 2023, its statements of operations and stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023. Operating results for the three and six months ended June 30, 2023 and 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The condensed unaudited interim financial statements, presented herein do not contain the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 found in the Annual Report filed in the Form 10-K.

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

Significant areas that require management’s estimates include fair value of the Company’s convertible promissory notes, the fair value of the Company's equity, prior to being publicly traded, and related inputs, including discount for lack of marketability and volatility, the grant date fair value of stock options (Note 7), and accrued research and development expenses.

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

In-Process Research and Development

Research and development costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility which includes manufacturing, clinical, intellectual property and/or regulatory success which has no alternative future use. The licenses purchased by the Company, which are further described in Note 5, require substantial completion of research and development and regulatory and marketing approval efforts in order to reach technological feasibility. As such, since inception, the purchase price of licenses acquired is classified as acquired in-process research and development expenses in the statements of operations.

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of June 30, 2023, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (unaudited):

	As of June 30,
	2023	2022
Series A Convertible Preferred Stock	-	1,316,926
Convertible promissory notes (as converted)	-	1,044,498
Common stock warrants	2,174,737	92,184
Stock options	1,129,543	506,728
	3,304,280	2,960,336

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

June 30, 2023 (unaudited)
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$13,102,392	$13,102,392

December 31, 2022
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$5,933,702	$5,933,702
Liabilities:
Convertible promissory notes	Note 6	Level 3	$12,965,480	$12,965,480

In connection with the IPO, the Company's convertible promissory notes converted into an aggregate of 2,736,488 shares of common stock. As a result, the remaining convertible promissory note balance, including accrued interest, was eliminated, increasing additional paid-in capital.

Balance at December 31, 2022	$12,965,480
Conversion of convertible promissory notes upon IPO	(12,965,480)
Balance at June 30, 2023	$—

4. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	June 30,	December 31,
	2023	2022
Accrued research and development	$495,457	$135,864
Accrued payroll	415,514	927,006
Accrued professional fees	72,662	945,491
	$983,633	$2,008,361

5. Commitments and Contingencies

License Agreements

Dr. Reddy's License and Supply Agreement

In March 2023, the Company entered into an exclusive License and Supply Agreement (the "DRL Agreement") with Dr. Reddy's Laboratories ("DRL"). The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, the Company will in-license DRL’s proposed abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $350,000. The Company will pay to DRL up to an aggregate of approximately $2,900,000 of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement) and an additional approximately $20,000,000 if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement).

ARScience License Agreement

In August 2022, the Company entered into a License Agreement (the “ARS License Agreement”) with ARScience Biotherapeutics, Inc. (“ARS”) pursuant to which ARS granted the Company an option to acquire an exclusive, royalty-bearing license for two patents regarding certain formulations of IL-2, with the right to grant sublicenses through multiple tiers under these patents (the “ARS Option”).

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

Sponsored Research Agreement

In February 2021, the Company entered into a one-year Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, which can be extended or renewed by mutual agreement. Under the SRA, the Company agreed to fund up to $1,547,094 in research in the area of neurodegenerative diseases performed by HRMI. In return, the Company will gain expanded access to data methods and know-how per the SRA, and, if the research produces intellectual property, the Company will have all first rights to the intellectual property. As of September 15, 2022, the Company provided notice to HMRI regarding termination of the SRA in expectation that a reduced yearly budget be negotiated post termination. On May 4, 2023, the Company executed the SRA with HMRI, in which the Company agreed to fund $0.5 million through May 2024. The Company received a refund from HMRI of $74,778 in May 2023 due to paying in excess of HMRI's expenses during the three months ended June 30, 2023, resulting in a $27,596 credit to research and development expenses under the SRA during the three months ended June 30, 2023. The Company incurred $736,015 in research and development expenses under the SRA during the three months ended June 30, 2022. The Company incurred $102,404 and $987,281 in research and development expenses under the SRA during the six months ended June 30, 2023 and 2022, respectively.

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

In connection with the IPO, the Company granted its underwriters a 30-day over-allotment option ("Over-Allotment") to purchase up to an additional 290,000 shares of common stock and warrants to purchase 145,000 shares of common stock to cover over-allotments at a combined offering price of $5.00, less underwriting discount. The warrants have an exercise price of $7.50 per share. On January 25, 2023, the underwriters purchased 237,804 shares of common stock and 145,000 warrants to purchase common stock at a combined offering price of $5.00 per share in connection with Over-Allotment. Upon the sale of the Over-Allotment, the Company issued its underwriters an additional 16,646 warrants with an exercise price of $6.25 per warrant and a contractual life of four years. The Company received net proceeds of $1,105,789 after deducting underwriting discounts for the common stock and warrants issued in connection with the Over-Allotment.

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

As of June 30, 2023, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Outstanding	Exercise price per share	Expiration date
Common stock warrants issued related to the IPO	1,525,000	$7.50	December 2024
Common stock warrants issued related to the Over-Allotment option	145,000	$7.50	December 2024
Common stock warrants issued to underwriters as compensation for IPO	230,146	$6.25	December 2026
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	182,407	$6.00	January 2028
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	92,184	$9.15	December 2025
	2,174,737

7. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. As of June 30, 2023, 1,244,859 shares of the Company’s common stock were authorized to be issued, of which 114,879 shares were available for future issuance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$112,291	$28,776	$244,505	$35,637
Research and development	78,819	15,882	126,992	30,446
	$191,110	$44,658	$371,497	$66,083

Stock options

The Company has issued service-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2023	478,570	$1.85	8.7
Granted	650,973	$3.89
Outstanding at June 30, 2023	1,129,543	$3.02	9.0	$1,184,445
Exercisable at June 30, 2023	401,061	$1.98	8.3	$837,204
Vested and expected to vest at June 30, 2023	1,129,543	$3.02	9.0	$1,184,445

As of June 30, 2023, the unrecognized compensation cost was $1.9 million, and will be recognized over an estimated weighted-average amortization period of 2.55 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended June 30, 2023 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the period ended June 30, 2023 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.0%	3.3%
Expected term (years)	5.8	5.6
Expected volatility	89.80%	83.48%
Expected dividend yield	-	-

Restricted Stock Unit Awards

During the six months ended June 30, 2023, the Company issued restricted stock ("RSU") to external consultants which immediately vested upon grant. The fair value of an RSU is equal to the fair market value price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense of $76,080 for the six months ended June 30, 2023.

The following table summarizes activity related to RSU stock-based payment awards (unaudited):

		Weighted average
	Number of	grant date
	Shares	fair value
Outstanding at January 1, 2023	-	$-
Granted and Vested	16,500	4.61
Outstanding at June 30, 2023	16,500	$4.61

8. Subsequent events

The Company has evaluated subsequent events through August 8, 2023, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report outside of the below:

As disclosed on Form 8-K's filed on July 10 and July 14, 2023, the Company’s President and Chief Medical Officer (CMO) resigned from these positions but will continue to be an employee of the Company. The Company hired and appointed a new President and CMO, Dr. Fred Grossman, effective July 17, 2023.

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
•
the timing of future investigational new drug, or IND, submissions, initiation of preclinical studies and clinical trials, and timing of expected clinical results for our product candidates;
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

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have funded our operations primarily through private convertible preferred stock offerings, a convertible debt financing and the public offering of our securities that closed in January 2023. Our net losses were $3.1 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively. Our net losses were $5.8 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $23.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Recent Developments

During the first half of 2023, our combination product for neurodegenerative diseases, or COYA 302, and our low dose IL-2, or COYA 301, showed positive results in a proof of concept, or POC, open label study in amyotrophic lateral sclerosis, or ALS, patients and in Alzheimer’s Disease, or AD, patients, respectively. Both POC studies were conducted with commercially available products as investigator-initiated trials.

The POC study in support of COYA 302, an open label study conducted in 4 ALS patients, evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we intend to design a well-powered and well-controlled study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or low dose IL-2, plus an abatacept proposed biosimilar, licensed from Dr. Reddy's Laboratories, or DRL_AB) in patients with ALS and are now preparing for a pre-IND meeting with the FDA in the fall of 2023. We intend to initiate a Phase 2 trial after the acceptance of our IND application by the FDA. We recently appointed Dr. Merit Cudkowicz as a Clinical Advisor to help support our development of COYA 302.

The POC study in support of COYA 301, an open label study conducted in 8 patients with AD, evaluated the safety and tolerability, biological activity, blood biomarkers, and preliminary efficacy of commercially available IL-2. Study data found that (i) cognitive function, as measured by 3 validated tools, either improved or did not decline, (ii) Treg function was significantly enhanced, (iii) pro-inflammatory blood cytokines and chemokines were significantly reduced with evidence of reduced neuroinflammation in the brain and (iv) COYA 301 appeared to be well tolerated as no serious adverse events were reported. Currently, an ongoing academic Phase 2 double blind, placebo controlled, randomized trial for use of low dose IL-2 in mild to moderate AD patients is underway at Houston Methodist and we anticipate reporting top line data in Q2 2024. The study is enrolling up to 46 patients and assessing Treg function, blood biomarkers, cerebrospinal fluid biomarkers, Positron Emission Tomography pre and post imaging scans, cognitive function, and safety. To further support the development of COYA 301 in AD and other diseases, we appointed immunologist Dr. Guillaume Dorothee to our Scientific Advisory Board in Q2 2023.

During the second quarter of 2023, Dr. Adrian Hepner announced his resignation from his position of Chief Medical Officer, effective July 17, 2023. On July 3, 2023, we appointed Dr. Fred Grossman, President and Chief Medical Officer, effective July 17, 2023.

On January 3, 2023, we closed our initial public offering, or IPO, of 3,050,000 shares of our common stock and accompanying warrants to purchase up to 1,525,000 shares of common stock. The warrants were offered and sold at the rate of one warrant for every two shares of common stock purchased in the offering, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant were sold at a combined offering price of $5.00, for gross proceeds of approximately $15.25 million, before deducting underwriting discounts and offering expenses. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 290,000 shares of common stock and/or warrants to purchase 145,000 shares of common stock at the IPO price, less the underwriting discount. On January 25, 2023, we sold an additional 237,804 shares of common stock and accompanying warrants to purchase up to 145,000 shares of common stock upon the underwriters’ exercise in part of their over-allotment option for additional gross proceeds of approximately $1.1 million, before deducting underwriting discounts and offering expenses. Our shares of common stock began trading on the Nasdaq Capital Market under the ticker symbol “COYA” on December 29, 2022.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our therapeutic candidates. We expense research and development costs as incurred, including:

•
Expenses incurred to conduct discovery-stage laboratory work and preclinical studies including supplies, reagents, chemicals as well as external costs of funding research performed by third parties including consultants, academic and other institutions and clinical research organizations, or CROs that conduct our preclinical and nonclinical studies;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates. In addition, we expect spending in 2023 to increase over 2022 spending levels and will be focused primarily on advancing COYA 301 and COYA 302. As described in the notes to financial statements contained elsewhere in this Quarterly Report on Form 10-Q, under the terms of our license we may be required to make payments to Methodist if certain milestones are achieved. This could result in significant charges to research and development in the period such milestones become probable of being achieved.

In-Process Research and Development

Research and development costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility which includes manufacturing, clinical, intellectual property and/or regulatory success which has no alternative future use. The licenses purchased by us require substantial completion of research and development and regulatory and marketing approval efforts in order to reach technological feasibility. As such, and since our inception, the purchase price of licenses acquired is classified as acquired in-process research and development expenses in the statements of operations.

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

We expect that our general and administrative expense will increase in the future to support our continued research and development activities, potential commercialization efforts and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, legal support and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of the Nasdaq Capital Market and the Securities and Exchange Commission, or SEC, director and officer insurance, investor and public relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.

Depreciation

Depreciation expense relates to the fixed assets which consist mainly of lab equipment. The lab equipment is depreciated over its estimated useful life of five years.

Change in Fair Value of Convertible Promissory Notes

Under the fair value election as prescribed by ASC 815, we recognize the qualifying change in fair value of our convertible promissory notes each reporting period until the notes are settled. Changes in fair value attributable to changes in instruments specific credit risk are recorded in other comprehensive income to the extent they are material.

Other Income, Net

Other income, net consists primarily of interest earned on our excess cash and federal tax credits.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$1,067,952	$1,447,373	$(379,421)
In-process research and development	350,000	-	350,000
General and administrative	1,829,553	1,994,783	(165,230)
Depreciation	6,840	4,033	2,807
Total operating expenses	3,254,345	3,446,189	(191,844)
Loss from operations	(3,254,345)	(3,446,189)	191,844
Other income:
Change in fair value of convertible promissory notes	-	22,345	(22,345)
Other income, net	158,970	10,940	148,030
Net loss	$(3,095,375)	$(3,412,904)	$317,529

Research and Development Expenses

Research and development expenses decreased by $0.3 million from $1.4 million for the three months ended June 30, 2022 to $1.1 million for the three months ended June 30, 2023. The decrease was mainly due to a $0.7 million decrease in costs attributable to our sponsored research agreement with Houston Methodist Hospital, partially offset by a $0.4 million increase in our preclinical expenses. For our product candidates (COYA 101), we track our external research and development expenses on a candidate-by-candidate basis. For our preclinical product candidates, we track our external research and development expenses in aggregate by Series. External research and development expenses include fees paid to CROs, CMOs and research laboratories in connection with our pre-clinical development, process development, manufacturing and clinical development activities. We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by clinical and preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended June 30,
	2023	2022
External costs:
Clinical product candidates:
COYA 101	$-	$17,621
Preclinical product candidates:
COYA 200 Series	-	291,790
COYA 300 Series	731,732	22,304
Sponsored research	(27,596)	736,015
Internal costs:
Internal research and development expenses, including stock-based compensation	363,816	379,643
Total	$1,067,952	$1,447,373

In-Process Research and Development

Under the terms of our exclusive License and Supply Agreement, or DRL Agreement, with Dr. Reddy’s Laboratories, or DRL, we paid a license fee of $0.4 million, which was expensed as in-process research and development expense during the three months ended June 30, 2023. We had no such in-process research and development license fees during the three months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million from $2.0 million for the three months ended June 30, 2022 compared to $1.8 million for the three months ended June 30, 2023. The decrease was primarily due to $1.0 million in costs attributable to the convertible note financing completed in the second quarter of 2022, partially offset by a $0.8 million increase due to additional costs associated with being a public company including investor and public relations, director and officer insurance, and audit and compliance.

Other income, net

Other income, net increased by $0.1 million from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. The increase is primarily due to interest and dividend income earned on cash balances received from our IPO.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$2,299,664	$2,426,177	$(126,513)
In-process research and development	350,000	-	350,000
General and administrative	3,491,097	2,712,307	778,790
Depreciation	13,680	8,066	5,614
Total operating expenses	6,154,441	5,146,550	1,007,891
Loss from operations	(6,154,441)	(5,146,550)	(1,007,891)
Other income:
Change in fair value of convertible promissory notes	-	22,345	(22,345)
Other income, net	322,604	7,923	314,681
Net loss	$(5,831,837)	$(5,116,282)	$(715,555)

Research and Development Expenses

Research and development expenses decreased by $0.1 million from $2.4 million for the six months ended June 30, 2022 to $2.3 million for the six months ended June 30, 2023. The decrease was due to a $0.8 million decrease in costs attributable to our sponsored research agreement with Houston Methodist Hospital, and a $0.3 million decrease in our clinical product candidate, partially offset by a $1.0 million increase in our preclinical product candidates.

Research and development expenses disaggregated and classified by clinical and preclinical, and external and internal expenses are summarized in the table below:

	For the Six Months Ended June 30,
	2023	2022
External costs:
Clinical product candidates:
COYA 101	$-	$277,361
Preclinical product candidates:
COYA 200 Series	7,684	404,043
COYA 300 Series	1,478,693	117,345
Sponsored research	102,404	987,281
Internal costs:
Internal research and development expenses, including stock-based compensation	710,883	640,147
Total	$2,299,664	$2,426,177

In-Process Research and Development

Under the terms of our DRL Agreement we paid a license fee of $0.4 million, which was expensed as in-process research and development expense during the six months ended June 30, 2023. We had no such in-process research and development license fees during the six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million from $2.7 million for the six months ended June 30, 2022 compared to $3.5 million for the six months ended June 30, 2023. The increase was primarily due to $1.8 million in additional costs associated with being a public entity such as increased investor and public relations, director and office insurance, and audit and compliance, partially offset by $1.0 million in costs attributable to the convertible note financing completed in the second quarter of 2022.

Other income, net

Other income, net increased by $0.3 million from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. The increase is primarily due to interest and dividend income earned on cash balances received from our IPO.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through June 30, 2023 we have funded our operations through the sale of convertible promissory notes, convertible preferred stock, our initial public offering, and the exercise of the underwriter's over-allotment option. We incurred a net loss of $3.1 million and $3.4 million for the three months ended June 30, 2023 and 2022 and $5.8 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively, and had an accumulated deficit of $23.7 million as of June 30, 2023. As of June 30, 2023 we had $13.1 million in cash and cash equivalents. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(6,731,621)	$(3,424,737)
Cash used in investing activities	(350,000)	-
Cash provided by financing activities	14,250,311	9,471,761
Net increase in cash and cash equivalents	$7,168,690	$6,047,024

Operating Activities

During the six months ended June 30, 2023, we used $6.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $5.8 million and a $1.6 million net decrease in our operating assets and liabilities, partially offset by noncash charges of $0.7 million related to stock-based compensation and acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

During the six months ended June 30, 2022, we used $3.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $5.1 million, offset by a $0.6 million net increase in our operating assets and liabilities and noncash charges of $1.0 million, which consisted of debt issuance costs, depreciation and stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the six months ended June 30, 2023, investing activities used $0.4 million of cash for the purchase of in-process research and development relating to the DRL Agreement. We had no such in-process research and development license fees during the six months ended June 30, 2022.

Financing Activities

During the six months ended June 30, 2023, financing activities provided $14.3 million of cash resulting from the issuance of common stock upon our initial public offering, net of deferred financing costs.

During the six months ended June 30, 2022, financing activities provided $9.5 million of cash primarily resulting from the issuance of convertible promissory notes, net of issuance costs. The convertible promissory notes automatically converted into shares of common stock in connection with the closing of our IPO.

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

Critical Accounting Policies

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report filed on Form 10-K.

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

ARScience License Agreement

In August 2022, we entered into the ARS License Agreement with ARS pursuant to which ARS granted us an option to, if we choose to exercise such option, to acquire an exclusive, royalty-bearing license for two patents regarding certain formulations of IL-2 (the product that serves as the basis for COYA 301), with the right to grant sublicenses through multiple tiers under these patents. In consideration for the ARS Option, we paid ARS a one-time, non-refundable, non-creditable option fee of $100,000.

On December 1, 2022, we exercised the ARS Option by written notice to ARS, or the Option Exercise Notice. Upon the delivery of the Option Exercise Notice (such date of delivery, the “Effective Date”), ARS automatically was deemed to have granted to us the licenses and all provisions of the ARS License Agreement and the ARS License Agreement became effective as of the Effective Date. Pursuant to the terms of the ARS License Agreement, we paid to ARS a mid-six-figure up-front fee.

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

Dr. Reddy's License and Supply Agreement

In March 2023, we entered into the DRL Agreement with DRL. The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, we will in-license DRL_AB to be used in the development and commercialization of COYA 302 in the U.S., Canada, Mexico, South America, the European Union, the United Kingdom, and Japan. In consideration for the license, we paid a one-time, non-refundable upfront fee of $350,000. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement) and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on March 29, 2023, as amended on May 1, 2023. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
10.1

Amended and Restated Employment Agreement, dated July 11, 2023, between the Company and Dr. Fred Grossman (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023).

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

Coya Therapeutics, Inc.

Date: August 8, 2023	By:	/s/ Howard Berman
Howard Berman
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)