Form 10-Q
period 2023-09-30
Coya Therapeutics, Inc.
filed 2023-11-08
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s common stock outstanding as of November 2, 2023 was 10,030,436.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,886,282	$5,933,702
Prepaids and other current assets	936,354	1,251,264
Total current assets	11,822,636	7,184,966
Fixed assets, net	72,790	93,310
Deferred financing costs	-	1,117,290
Total assets	$11,895,426	$8,395,566

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$633,951	$1,815,270
Accrued expenses	1,172,674	2,008,361
Total current liabilities	1,806,625	3,823,631
Convertible promissory notes	-	12,965,480
Total liabilities	1,806,625	16,789,111

Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none and 7,500,713 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	8,793,637
Common stock, $0.0001 par value; 200,000,000 shares authorized; 9,947,915 and 2,590,197 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	996	259
Additional paid-in capital	37,210,163	681,106
Accumulated deficit	(27,122,358)	(17,868,547)
Total stockholders' equity (deficit)	10,088,801	(8,393,545)
Total liabilities and stockholders' equity (deficit)	$11,895,426	$8,395,566

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,592,232	$1,278,289	$3,891,896	$3,704,466
In-process research and development	—	135,000	350,000	135,000
General and administrative	1,964,990	1,236,127	5,456,087	3,948,434
Depreciation	6,841	12,455	20,521	20,521
Total operating expenses	3,564,063	2,661,871	9,718,504	7,808,421
Loss from operations	(3,564,063)	(2,661,871)	(9,718,504)	(7,808,421)
Other income:
Change in fair value of convertible promissory notes	—	(1,398,375)	—	(1,376,030)
Other income, net	142,089	39,420	464,693	47,343
Net loss	$(3,421,974)	$(4,020,826)	$(9,253,811)	$(9,137,108)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.34)	$(1.55)	$(0.94)	$(3.53)
Weighted-average shares of common stock outstanding, basic and diluted	9,947,915	2,590,197	9,873,387	2,590,148

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2022	7,500,713	$8,793,637	2,590,197	$259	$681,106	$(17,868,547)	$(8,393,545)
Conversion of convertible preferred stock upon initial public offering	(7,500,713)	(8,793,637)	1,316,926	132	8,793,505	-	-
Conversion of convertible promissory notes upon initial public offering	-	-	2,736,488	274	12,965,206	-	12,965,480
Sale of common stock in initial public offering and over-allotment option, net of issuance costs of $2.3 million	-	-	3,287,804	329	14,136,099	-	14,136,428
Stock-based compensation expense and vesting of restricted stock units	-	-	16,500	2	180,385	-	180,387
Net loss	-	-	-	-	-	(2,736,462)	(2,736,462)
Balance, March 31, 2023	-	-	9,947,915	996	36,756,301	(20,605,009)	16,152,288
Stock-based compensation expense	-	-	-	-	191,110	-	191,110
Net loss	-	-	-	-	-	(3,095,375)	(3,095,375)
Balance as of June 30, 2023	-	-	9,947,915	996	36,947,411	(23,700,384)	13,248,023
Stock-based compensation expense	-	-	-	-	262,752	-	262,752
Net loss	-	-	-	-	-	(3,421,974)	(3,421,974)
Balance as of September 30, 2023	-	$-	9,947,915	$996	$37,210,163	$(27,122,358)	$10,088,801

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	7,500,713	$8,793,637	2,590,051	$259	$473,602	$(5,623,771)	$3,643,727
Exercise of stock options	-	-	146	-	158	-	158
Stock-based compensation expense	-	-	-	-	21,425	-	21,425
Net loss	-	-	-	-	-	(1,703,378)	(1,703,378)
Balance as of March 31, 2022	7,500,713	8,793,637	2,590,197	259	495,185	(7,327,149)	1,961,932
Stock-based compensation expense	-	-	-	-	44,658	-	44,658
Net loss	-	-	-	-	-	(3,412,904)	(3,412,904)
Balance as of June 30, 2022	7,500,713	8,793,637	2,590,197	259	539,843	(10,740,053)	(1,406,314)
Stock-based compensation expense	-	-	-	-	69,834	-	69,834
Net loss	-	-	-	-	-	(4,020,826)	(4,020,826)
Balance as of September 30, 2022	7,500,713	$8,793,637	2,590,197	$259	$609,677	$(14,760,879)	$(5,357,306)

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,253,811)	$(9,137,108)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	20,521	20,521
Change in fair value of convertible promissory notes	-	1,376,030
Stock-based compensation, including the issuance of restricted stock	634,249	135,917
Debt issuance costs	-	997,367
Acquired in-process research and development assets	350,000	135,000
Changes in operating assets and liabilities:
Prepaids and other current assets	314,910	276,011
Accounts payable	(177,911)	456,178
Accrued expenses	(835,689)	723,805
Net cash used in operating activities	(8,947,731)	(5,016,279)
Cash flows from investing activities:
Purchase of in-process research and development assets	(350,000)	(135,000)
Net cash used in investing activities	(350,000)	(135,000)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	14,250,311	-
Proceeds from issuance of convertible promissory notes	-	10,468,970
Payment of deferred financing costs related to the IPO	-	(9,812)
Payment of debt issuance costs	-	(997,367)
Proceeds from the exercise of stock options	-	158
Net cash provided by financing activities	14,250,311	9,461,949
Net increase in cash and cash equivalents	4,952,580	4,310,670
Cash and cash equivalents as of beginning of the period	5,933,702	4,340,178
Cash and cash equivalents as of end of the period	$10,886,282	$8,650,848

Supplemental disclosures of non-cash financing and investing activities:
Conversion of convertible preferred stock upon initial public offering	$8,793,637	$-
Conversion of convertible promissory notes upon initial public offering	$12,965,480	$-
Deferred financing costs in accrued expenses	$-	$248,436

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

Going Concern and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $27,122,358 as of September 30, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). As of September 30, 2023, the Company had cash and cash equivalents of $10,886,282, which is expected to enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2024, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

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

On January 3, 2023, the Company completed its initial public offering (“IPO”) in which the Company sold 3,050,000 shares of its common stock and accompanying warrants to purchase 1,525,000 shares of common stock. The warrants were sold at the rate of one warrant for every two shares of common stock purchased in the IPO, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant was sold at a combined offering price of $5.00 for net proceeds of $13,432,500 after deducting underwriting discounts, commissions, and other offering expenses paid by the Company. On January 25, 2023, the underwriters exercised their over-allotment option in part and thereby purchased an additional 237,804 shares of common stock and 145,000 warrants to purchase common stock at a combined offering price of $5.00 per share. The warrants have an exercise price of $7.50 per share. In total the Company raised $16,439,020 in gross proceeds and $14,136,428 in net proceeds in its IPO (as discussed in detail in Note 6).

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of September 30, 2023, its statements of operations and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 and 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 found in the Annual Report on Form 10-K.

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of September 30, 2023, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (unaudited):

	As of September 30,
	2023	2022
Series A Convertible Preferred Stock	-	1,316,926
Convertible promissory notes (as converted)	-	1,044,498
Common stock warrants	2,174,737	92,184
Stock options	1,238,612	478,570
	3,413,349	2,932,178

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2023 (unaudited)
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$10,886,282	$10,886,282

December 31, 2022
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$5,933,702	$5,933,702
Liabilities:
Convertible promissory notes	Note 6	Level 3	$12,965,480	$12,965,480

In connection with the IPO, the Company's convertible promissory notes converted into an aggregate of 2,736,488 shares of common stock. As a result, the remaining convertible promissory note balance, including accrued interest, was eliminated, increasing additional paid-in capital.

Balance at December 31, 2022	$12,965,480
Conversion of convertible promissory notes upon IPO	(12,965,480)
Balance at September 30, 2023	$—

4. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	September 30,	December 31,
	2023	2022
Accrued research and development	$497,563	$135,864
Accrued payroll	546,396	927,006
Accrued professional fees	128,715	945,491
	$1,172,674	$2,008,361

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

Sponsored Research Agreement

In February 2021, the Company entered into a one-year Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, which can be extended or renewed by mutual agreement. Under the SRA, the Company agreed to fund up to $1,547,094 in research in the area of neurodegenerative diseases performed by HRMI. In return, the Company will gain expanded access to data methods and know-how per the SRA, and, if the research produces intellectual property, the Company will have all first rights to the intellectual property. As of September 15, 2022, the Company provided notice to HMRI regarding termination of the SRA in expectation that a reduced yearly budget be negotiated post termination. On May 4, 2023, the Company executed the SRA with HMRI, in which the Company agreed to fund $0.5 million through May 2024. The Company incurred $108,634 and $254,802 in research and development expenses under the SRA during the three months ended September 30, 2023 and 2022, respectively. The Company incurred $211,038 and $1,242,083 in research and development expenses under the SRA during the nine months ended September 30, 2023 and 2022, respectively.

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

6. Convertible promissory notes, convertible preferred stock and stockholders’ equity (deficit)

Initial Public Offering

On January 3, 2023, the Company completed its IPO in which the Company sold 3,050,000 shares of its common stock and accompanying warrants to purchase 1,525,000 shares of common stock. The warrants were sold at the rate of one warrant for every two shares of common stock purchased in the IPO, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant was sold at a combined offering price of $5.00. The Company received net proceeds of $13,030,639 after deducting underwriting discounts, commissions, and other offering expenses paid by the Company, including additional costs incurred during the three months ended March 31, 2023. The Company issued its underwriters 213,500 warrants with an exercise price of $6.25 per warrant and a contractual life of four years as additional consideration. In connection with the closing of the IPO, (i) all of the Company's outstanding shares of Series A converted into an aggregate of 1,316,926 shares of common stock, (ii) the Company's Notes converted into an aggregate of 2,736,488 shares of common stock, and (iii) the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of authorized shares of common stock to 200,000,000 and increase the number of authorized shares of preferred stock to 10,000,000.

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

As of September 30, 2023, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

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
	2,174,737

7. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. As of September 30, 2023, 1,244,857 shares of the Company’s common stock were authorized to be issued, of which 5,807 shares were available for future issuance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$145,394	$21,883	$389,899	$57,520
Research and development	117,358	47,951	244,350	78,397
	$262,752	$69,834	$634,249	$135,917

Stock options

The Company has issued service-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2023	478,570	$1.85	8.7
Granted	760,042	$3.90
Outstanding at September 30, 2023	1,238,612	$3.11	8.9	$966,515
Exercisable at September 30, 2023	465,954	$2.19	8.2	$774,038
Vested and expected to vest at September 30, 2023	1,238,612	$3.11	8.9	$966,515

As of September 30, 2023, the unrecognized compensation cost was $2.1 million, and will be recognized over an estimated weighted-average amortization period of 2.3 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended September 30, 2023 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the period ended September 30, 2023 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	4.1%	3.3%
Expected term (years)	5.8	5.6
Expected volatility	92.30%	83.48%
Expected dividend yield	-	-

Restricted Stock Unit Awards

During the nine months ended September 30, 2023, the Company issued restricted stock ("RSU") to external consultants which immediately vested upon grant. The fair value of an RSU is equal to the fair market value price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense of $76,080 for the nine months ended September 30, 2023.

The following table summarizes activity related to RSU stock-based payment awards (unaudited):

		Weighted average
	Number of	grant date
	Shares	fair value
Outstanding at January 1, 2023	-	$-
Granted and Vested	16,500	4.61
Outstanding at September 30, 2023	16,500	$4.61

8. Subsequent events

The Company has evaluated subsequent events through November 8, 2023, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report.

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

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have funded our operations primarily through private convertible preferred stock offerings, a convertible debt financing and the public offering of our securities that closed in January 2023. Our net losses were $3.4 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively. Our net losses were $9.3 million and $9.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $27.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

The POC study in support of COYA 302, an open label study conducted in 4 ALS patients, evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we intend to design a well-powered and well-controlled study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or low dose IL-2, plus an abatacept proposed biosimilar, licensed from Dr. Reddy's Laboratories, or DRL_AB) in patients with ALS. We are now preparing for an IND filing with the FDA in the first half of 2024. We intend to initiate a Phase 2 trial after the acceptance of our IND application by the FDA.

The POC study in support of COYA 301, an open label study conducted in 8 patients with AD, evaluated the safety and tolerability, biological activity, blood biomarkers, and preliminary efficacy of commercially available IL-2. Study data found that (i) cognitive function, as measured by 3 validated tools, either improved or did not decline, (ii) Treg function was significantly enhanced, (iii) pro-inflammatory blood cytokines and chemokines were significantly reduced with evidence of reduced neuroinflammation in the brain and (iv) COYA 301 appeared to be well tolerated as no serious adverse events were reported. Currently, an ongoing academic Phase 2 double blind, placebo controlled, randomized trial for use of low dose IL-2 in mild to moderate AD patients is underway at Houston Methodist and we anticipate reporting top line data in the summer of 2024. On October 9, 2023, we announced that this study was fully enrolled with 38 patients. The study will evaluate the safety and tolerability, biological activity, blood and cerebrospinal fluid biomarkers, neuroimaging, and changes in cognitive function of LD IL-2 compared to placebo at pre-specified timepoints over the course of the 21-week treatment period and at 9 weeks after the last dose of study treatment.

During the third quarter of 2023, we increased the size of our Board of Directors from five to six, with the appointment of Dieter Weinand. In connection with the appointment of Mr. Weinand to our Board of Directors, the Board of Directors increased the size of the Audit Committee and Nominating and Governance Committee from three to four directors, with Mr. Weinand being appointed to fill each of the newly created vacancies.

On January 3, 2023, we closed our initial public offering, or IPO, of 3,050,000 shares of our common stock and accompanying warrants to purchase up to 1,525,000 shares of common stock. The warrants were offered and sold at the rate of one warrant for every two shares of common stock purchased in the offering, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant were sold at a combined offering price of $5.00, for gross proceeds of approximately $15.25 million, before deducting underwriting discounts and offering expenses. We issued the underwriters an additional 213,500 warrants with an exercise price of $6.25 per warrant as additional consideration. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 290,000 shares of common stock and/or warrants to purchase 145,000 shares of common stock at the IPO price, less the underwriting discount. On January 25, 2023, we sold an additional 237,804 shares of common stock and accompanying warrants to purchase up to 145,000 shares of common stock upon the underwriters’ exercise in part of their over-allotment option for additional gross proceeds of approximately $1.1 million, before deducting underwriting discounts and offering expenses. Upon the sale of the over-allotment option, we issued the underwriters an additional 16,646 warrants with an exercise price of $6.25 per warrant. Our shares of common stock began trading on the Nasdaq Capital Market under the ticker symbol “COYA” on December 29, 2022.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$1,592,232	$1,278,289	$313,943
In-process research and development	-	135,000	(135,000)
General and administrative	1,964,990	1,236,127	728,863
Depreciation	6,841	12,455	(5,614)
Total operating expenses	3,564,063	2,661,871	902,192
Loss from operations	(3,564,063)	(2,661,871)	(902,192)
Other income:
Change in fair value of convertible promissory notes	-	(1,398,375)	1,398,375
Other income, net	142,089	39,420	102,669
Net loss	$(3,421,974)	$(4,020,826)	$598,852

Research and Development Expenses

Research and development expenses increased by $0.3 million from $1.3 million for the three months ended September 30, 2022 to $1.6 million for the three months ended September 30, 2023. The increase was mainly due to a $0.3 million increase in our preclinical expenses and a $0.1 million increase in internal research and development expenses, partially offset by a decrease of $0.1 decrease attributable to our sponsored research agreement with Houston Methodist Hospital. For our product candidates (COYA 101), we track our external research and development expenses on a candidate-by-candidate basis. For our preclinical product candidates, we track our external research and development expenses in aggregate by Series. External research and development expenses include fees paid to CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by clinical and preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended September 30,
	2023	2022
External costs:
Clinical product candidates:
COYA 101	$-	$14,477
Preclinical product candidates:
COYA 200 Series	18,186	404,926
COYA 300 Series	894,971	180,665
Sponsored research	108,634	254,802
Internal costs:
Internal research and development expenses, including stock-based compensation	570,441	423,419
Total	$1,592,232	$1,278,289

In-Process Research and Development

Under the terms of our License Agreement, or ARS License Agreement, with ARScience Biotherapeutics, Inc., or ARS, we paid an option fee of $0.1 million, which was expensed as in-process research and development expense during the three months ended September 30, 2022. We had no such in-process research and development option fees during the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million from $1.2 million for the three months ended September 30, 2022 compared to $2.0 million for the three months ended September 30, 2023. The increase was primarily due to a $0.7 million increase due to additional costs associated with being a public company including investor and public relations, director and officer insurance, financial advisory and compliance, as well as an increased headcount.

Other income, net

Other income, net increased by $0.1 million from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. The increase is primarily due to interest and dividend income earned on cash balances received from our IPO.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$3,891,896	$3,704,466	$187,430
In-process research and development	350,000	135,000	215,000
General and administrative	5,456,087	3,948,434	1,507,653
Depreciation	20,521	20,521	-
Total operating expenses	9,718,504	7,808,421	1,910,083
Loss from operations	(9,718,504)	(7,808,421)	(1,910,083)
Other income:
Change in fair value of convertible promissory notes	-	(1,376,030)	1,376,030
Other income, net	464,693	47,343	417,350
Net loss	$(9,253,811)	$(9,137,108)	$(116,703)

Research and Development Expenses

Research and development expenses increased by $0.2 million from $3.7 million for the nine months ended September 30, 2022 to $3.9 million for the nine months ended September 30, 2023. The increase was due to a $1.3 million increase in our preclinical expenses, and a $0.2 million increase in internal research and development expenses, partially offset by a $1.0 million decrease in costs attributable to our sponsored research agreement with Houston Methodist Hospital, and a $0.3 million decrease in costs for our clinical product candidate.

Research and development expenses disaggregated and classified by clinical and preclinical, and external and internal expenses are summarized in the table below:

	For the Nine Months Ended September 30,
	2023	2022
External costs:
Clinical product candidates:
COYA 101	$-	$291,838
Preclinical product candidates:
COYA 200 Series	25,870	808,969
COYA 300 Series	2,373,664	298,010
Sponsored research	211,038	1,242,083
Internal costs:
Internal research and development expenses, including stock-based compensation	1,281,324	1,063,566
Total	$3,891,896	$3,704,466

In-Process Research and Development

Under the terms of our exclusive License and Supply Agreement, or DRL Agreement, with Dr. Reddy’s Laboratories, or DRL, we paid a license fee of $0.4 million, which was expensed as in-process research and development expense during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, we incurred 0.1 million of in-process research and development license fees.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million from $3.9 million for the nine months ended September 30, 2022 compared to $5.5 million for the nine months ended September 30, 2023. The increase was primarily due to $2.4 million in additional costs associated with being a public entity such as increased investor and public relations, director and office insurance, financial advisory and compliance, as well as increased employee headcount, partially offset by $1.0 million of reduced costs attributable to the convertible note financing completed in the second quarter of 2022.

Other income, net

Other income, net increased by $0.4 million from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. The increase is primarily due to interest and dividend income earned on cash balances received from our IPO.

Liquidity and Capital Resources

Overview

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2023 we have funded our operations through the sale of convertible promissory notes, convertible preferred stock, our initial public offering, and the exercise of the underwriter's over-allotment option. We incurred a net loss of $3.4 million and $4.0 million for the three months ended September 30, 2023 and 2022 and $9.3 million and $9.1 million for the nine months ended September 30, 2023 and 2022, respectively, and had an accumulated deficit of $27.1 million as of September 30, 2023. As of September 30, 2023 we had $10.9 million in cash and cash equivalents. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(8,947,731)	$(5,016,279)
Cash used in investing activities	(350,000)	(135,000)
Cash provided by financing activities	14,250,311	9,461,949
Net increase in cash and cash equivalents	$4,952,580	$4,310,670

Operating Activities

During the nine months ended September 30, 2023, we used $8.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $9.3 million and a $0.7 million net decrease in our operating assets and liabilities, partially offset by noncash charges of $0.7 million related to stock-based compensation and depreciation, and other charges of $0.4 million related to acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

During the nine months ended September 30, 2022, we used $5.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $9.1 million, offset by a $1.5 million net increase in our operating assets and liabilities and noncash charges of $1.5 million, which consisted of depreciation, change in fair value of convertible debt, and stock-based compensation, and other charges of $1.1 million related to debt issuance costs and acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the nine months ended September 30, 2023, investing activities used $0.4 million of cash for the purchase of in-process research and development relating to the DRL Agreement.

During the nine months ended September 30, 2022, investing activities used $0.1 million of cash for the purchase of in-process research and development.

Financing Activities

During the nine months ended September 30, 2023, financing activities provided $14.3 million of cash resulting from the issuance of common stock upon our initial public offering, net of deferred financing costs.

During the nine months ended September 30, 2022, financing activities provided $9.5 million of cash primarily resulting from the issuance of convertible promissory notes, net of issuance costs. The convertible promissory notes automatically converted into shares of common stock in connection with the closing of our IPO.

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

Critical Accounting Policies

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Initial Public Offering

On December 28, 2022, our registration statement on Form S-1 (Registration No. 333-268482) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 3,050,000 shares of our common stock and accompanying warrants to purchase up to 1,525,000 shares of our common stock. Each share of common stock was sold together with one warrant to purchase one share of our common stock with an exercise price of $7.50 per share at a combined offering price of $5.00, for gross proceeds of approximately $15.3 million, before deducting expenses. Chardan Capital Markets, LLC acted as the representative of the several underwriters for the offering. We issued our underwriters 213,500 warrants with an exercise price of $6.25 per warrant and a contractual life of four years as additional consideration. On January 3, 2023, we closed the sale of the shares of our common stock and accompanying warrants to purchase shares of our common stock, resulting in net proceeds to us of approximately $13.4 million, after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

Coya Therapeutics, Inc.

Date: November 8, 2023	By:	/s/ Howard Berman
Howard Berman
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)