Form 10-K
period 2023-12-31
Coya Therapeutics, Inc.
filed 2024-03-19
CIK 1835022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2023, was approximately $36,439,109.

The number of shares of Registrant’s common stock outstanding as of March 11, 2024 was 14,542,579.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

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
•
the outbreak of public health emergencies, epidemics, pandemics (like COVID-19), which could adversely impact our business, including our preclinical studies and any future clinical trials;
•
the potential benefits of our product candidates;
•
our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in clinical trials;
•
the success of our efforts to expand our pipeline of product candidates and develop marketable products through the use of our potential therapeutic modalities;
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

i

PART I

ITEM 1. BUSINESS

All references in this report to "Coya," the "Company," "we," "us," or "our" mean Coya Therapeutics, Inc. unless stated otherwise or the context otherwise indicates.

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of regulatory T cells (“Tregs”). Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi and since their discovery, multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

We have built a diversified product candidate pipeline that includes both ex vivo and in vivo approaches intended to restore the suppressive and immunomodulatory functions of Tregs. Our product candidate pipeline is based on our three distinct potential therapeutic modalities: Treg-enhancing biologics, Treg-derived exosomes, and autologous Treg cell therapy. “Autologous” means the treatment of a patient with human cells derived from the patient itself, whereas “Allogeneic” means the treatment of a patient with human cells derived from a donor other than the patient, where such donor is genetically non-identical. Our core focus is developing these therapies to target Treg dysfunction, which has been identified to be an important pathophysiological component of neurodegenerative, autoimmune, and metabolic diseases, where new and effective therapies are urgently needed.

Our lead assets are our Treg-enhancing biologics, which have been developed from key learnings established in our early work and discoveries of our autologous Treg cell therapy asset. Our autologous Treg cell therapy program has completed a Phase 1 and Phase 2a studies in amyotrophic lateral sclerosis, or ALS. The clinical data from these initial studies has served as an important confirmation of the underlying immunomodulatory properties of Tregs and their potential therapeutic benefits. These studies have also significantly expanded our own foundational knowledge of the biological activity of Tregs and key biomarkers of disease progression and drug effect, which we believe will be critical for the design of our future clinical and preclinical studies, the selection of future targeted diseases and the overall advancement of our development pipeline. We believe our findings have also established mechanistic benefits of combination biologics to address Treg dysfunction as well as highlighted important advantages of scalability and cost.

COYA 302 (our lead asset) is the combination of our proprietary low dose interleukin-2 (COYA 301, or LD IL-2) and the immunomodulatory drug CTLA4-Ig, and we believe this combination has the potential to provide a sustained and durable effect on our first series of indications (neurodegenerative disorders) through targeting of multiple pathways. Our research and clinical efforts have led us to believe that combination biologics using our LD IL-2 as a backbone modality could be the best way to treat neurodegenerative conditions that are inherently driven by a complexity of pathways. We believe COYA 302 represents the most clinically advanced of what we hope will be a family of combination therapies that all feature our LD IL-2. Moreover, given its growing list of indications, we can now refer to COYA 302 as a “Pipeline in a Product.”

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $8.0 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $25.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Recent Developments

Development and License Agreement with Dr. Reddy’s Laboratories

On December 5, 2023, we entered into a Development and License Agreement (the “DRL Development Agreement”) with Dr. Reddy’s Laboratories Ltd. (“DRL”) and its affiliate, Dr. Reddy’s Laboratories SA (collectively, “Dr. Reddy’s”), pursuant to which, among other things, we granted to Dr. Reddy’s an exclusive, royalty-bearing right and license to commercialize COYA 302 solely for use in patients with amyotrophic lateral sclerosis (“ALS”) in the United States, Canada, the European Union and the United Kingdom (collectively, the “New Territories”). We previously granted Dr. Reddy’s Laboratories Ltd. an exclusive license to obtain regulatory approval and commercialize COYA 302 for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the License and Supply Agreement entered with Dr. Reddy’s Laboratories Ltd., effective as of April 1, 2023.

Upon execution of the DRL Development Agreement, Dr. Reddy’s paid a non-refundable upfront payment of $7.5 million (the "DRL Upfront Payment"). Under the terms of the DRL Development Agreement, Dr. Reddy’s will make development funding payments to us for development of COYA 302 as follows: (i) $4.2 million upon FDA acceptance of an Investigational New Drug (“IND”) application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. We anticipate that the IND filing will be made in the first half of 2024. The DRL Development Agreement also calls for up to an aggregate of $40.0 million in development milestones and up to an aggregate of $677.25 million in sales milestones, relating to the New Territories, should all such development and sales milestones be achieved. We will also be owed royalties by Dr. Reddy’s on Net Sales (as defined in the DRL Development Agreement) of COYA 302 in the low to mid-teens (prior to paying royalties due pursuant to previously disclosed license agreements related to COYA 302). We will have the responsibility for the clinical development of COYA 302 and for seeking regulatory approval in the United States for COYA 302 in ALS.

The foregoing summary of the DRL Development Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DRL Development Agreement, which is filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2023.

Securities Purchase Agreement

On December 5, 2023, we entered into the Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,370,382 shares of our common stock, or the 2023 Private Placement. The offering resulted in gross proceeds of approximately $26.5 million, at a price of $6.06 per share of common stock, before deducting placement agent commissions and other offering expenses. In connection with the 2023 Private Placement and as a form of payment for services provided by a co-placement agents and our financial advisor we issued warrants to purchase up to 319,004 shares of common stock at an exercise price of $7.58 per share. Such warrants have a term of four years from issuance, and will be exercisable beginning six months from the closing of the 2023 Private Placement.

The financing included participation by former U.S. Secretary of Commerce Wilbur Ross and other existing institutional investors. Secretary Ross joined the Board of Directors of Coya in January of 2024.

License Agreement with UneMed (the Technology Transfer Office of University of Nebraska Medical Center)

On February 13, 2024, we entered into a license agreement with UNeMed Corporation ("UNeMed"), the Technology Transfer Office of University of Nebraska Medical Center. The license covers the combination of COYA 301 with Granulocyte-Macrophage Colony Stimulating Factor (GM-CSF) and additional immune analogues and provides a next generation approach with a novel combination to synergistically modulate and reduce inflammation. UNeMed will receive payments upon achievement of certain milestones and will be eligible to receive tiered low single-digit royalty on net sales.

Proof of Concept Data

During the first half of 2023, our combination product for neurodegenerative diseases, or COYA 302, and our low dose IL-2, or COYA 301, showed positive results in a proof of concept (“POC”), open label study in ALS patients and in Alzheimer’s Disease ("Alzheimer's Disease" or “AD”), patients, respectively. Both POC studies were conducted with commercially available products as investigator-initiated trials.

The POC study in support of COYA 302, an open label study conducted in 4 ALS patients, evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we intend to design a well-powered and well-controlled study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or low dose IL-2, plus an abatacept proposed biosimilar, licensed from Dr. Reddy's Laboratories, or DRL_AB) in patients with ALS and are preparing for an IND submission to the FDA in the first half of 2024. We intend to initiate a Phase 2 trial after the acceptance of our IND application by the FDA.

The POC study in support of COYA 301, an open label study conducted in 8 patients with AD, evaluated the safety and tolerability, biological activity, blood biomarkers, and preliminary efficacy of commercially available IL-2. Study data found that (i) cognitive function, as measured by 3 validated tools, either improved or did not decline, (ii) Treg function was significantly enhanced, (iii) pro-inflammatory blood cytokines and chemokines were significantly reduced with evidence of reduced neuroinflammation in the brain and (iv) the study treatment appeared to be well tolerated as no serious adverse events were reported. Currently, a double-blind, placebo-controlled, randomized trial is being conducted at Houston Methodist Hospital using low dose IL-2 in mild to moderate AD patients. We anticipate reporting top line data in Q3 2024. The study has enrolled 38 patients and is assessing Treg function, blood, and cerebrospinal fluid biomarkers, cognitive function, and safety.

We believe this study will strengthen support for COYA 302 (combination of low dose IL-2 and CTLA4-Ig) in AD; since the combination targets both the adaptive and innate immune system we would anticipate a more sustained and durable effect than just low dose IL-2 alone. This combination has been shown to have a sustained Treg anti-inflammatory suppressive function and an increase in Treg number when given to ALS patients. Further, this combination enhanced suppression of macrophage mediated oxidative stress and proinflammatory cytokine biomarkers in this population. Taken together, we anticipate the results of the low dose IL-2 in AD as a proof of concept to support the combination therapy of COYA 302 in AD in addition to the planned studies in ALS, frontotemporal dementia ("FTD"), Parkinson's Disease ("PD"), and additional lifecycle programs in neurodegenerative disorders to be determined.

Pipeline Expansion

In January of 2024, we announced that we are expanding our pipeline in neurodegenerative conditions for COYA 302 beyond ALS to include FTD and PD. Our updated pipeline can be viewed below. More recently, in February of 2024, we announced our expansion of COYA 302 to AD. This expansion advances our approach of combination biologics with low dose IL-2 as a backbone which we believe may represent a new approach to target complex immune pathways in neurodegenerative diseases.

FTD, AD and PD share a similar disease pathogenesis to ALS that is associated with a heightened proinflammatory cascade involving dysfunctional Tregs and proinflammatory microglia and macrophages. We believe the biological redundancies in molecular immune pathways in these complex diseases limit the efficacy of many single drug therapies, requiring the development of novel therapeutics that can address this pathophysiologic complexity.

We intend to file an IND for COYA 302 for the treatment of FTD before the end of 2024. In addition, studies in animal models of PD are planned in 2024, and based on those studies, a subsequent IND filing is anticipated for the treatment of PD. We will await the results of the ongoing double-blind placebo-controlled trial being conducted by Dr. Appel of low dose IL-2, one of the key components of COYA 302, prior to determining our development plan for COYA 302 in AD patients.

Our Pipeline

The core of our approach and strategy is to leverage our Treg-modifying potential therapeutic modalities to advance the standard of care for neurodegenerative and autoimmune diseases. Building on our initial findings from our autologous Treg cell therapy modality, our goal is to offer patients therapies that improve outcomes of neurodegenerative, autoimmune, and metabolic diseases.

Our Strategy

Our strategy is to discover, develop, manufacture, and commercialize proprietary medicinal products that enhance the function of Tregs. We intend for our product candidates to address unmet medical needs, principally in neurodegenerative, autoimmune, and metabolic diseases. We believe we can differentiate ourselves from other Treg companies by combining our understanding of Treg cell biology and the diseases where Treg cellular dysfunction is considered a likely driver of pathology with our three distinct potential therapeutic modalities: (i) Treg-enhancing biologics, (ii) Treg-derived exosomes, and (iii) autologous Treg cell therapy. Key elements of the Company’s strategy include:

1.
Advance the development of COYA 302 (A Pipeline within a Product). Our goal is to advance COYA 302, a biologic combination product candidate that aims to suppress inflammation via administration of a fusion protein (CTLA4-Ig) in conjunction with COYA 301, a biologic that aims to enhance Treg function. We believe this combination has synergistic impacts in enhancing Treg function. We aim to develop this combination in ALS and other neurodegenerative diseases including FTD, PD, and AD, and perhaps, in time, autoimmune diseases.
2.
COYA 301 as the backbone for combination therapies. Our goal is to utilize COYA 301 our low dose IL-2 as the backbone in combination with other appropriate mechanisms, including CTLA4-Ig (COYA 302), and possibly GM-CSF, and other potential combinations to address various diseases.
3.
Leverage in-licensed technology to advance our Treg exosome therapies. We expect to begin developing the next generation of our Treg exosome therapies (“COYA 206”) utilizing technology we have in-licensed from Carnegie Mellon University which we believe may enable Treg exosomes to be homed to proteins of interest while delivering select payload into targeted cells. We believe COYA 206 provides a material advantage to our Treg-derived exosome potential therapeutic modality by allowing targeting of these exosomes to proteins of interest. There are diseases that may be driven by certain proteins and the ability to home in on these proteins may make COYA 206 more selective to that condition. Obtaining preclinical data illustrating this targeted approach is an important initiative for us.
4.
Actively pursue partnering opportunities for COYA 301 and COYA 302. We consider the proof-of-concept data for COYA 302 and COYA 301 as encouragement to continue our development of these potential therapeutics, but also as encouragement to evaluate the merits of COYA 301 in combination with other potential therapeutic agents. We believe that business development opportunities may leverage COYA 301 as a backbone therapy in combination with other product candidates. We also believe that COYA 302 may be of interest to certain pharmaceutical companies that wish to expand their pipelines in ALS and other conditions that are driven by Treg cellular dysfunction. We intend to selectively consider partnering transactions for COYA 302.

5.
Expand pipeline by identifying and developing additional product candidates and identifying additional target indications. We intend to develop other biologics and biologic combinations intended to ameliorate inflammation and lack of self-tolerance that characterize certain neurodegenerative, and autoimmune diseases.
6.
Selectively enter new discovery relationships with premier research institutions and commercial partners. We expect to have ongoing discussion with third-party pharmaceutical companies about their interest in partnering with us for the ongoing development and commercialization of certain of our development programs.

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

Recent scientific evidence from Dr. Appel demonstrates that dysregulation of the immune system negatively impacts the severity and progression of neurodegenerative conditions. We believe Dr. Appel’s work demonstrates the role of Treg dysfunction in serious conditions such as ALS, AD, and FTD.

In particular, Dr. Appel discovered that Tregs are both reduced in numbers and function in these patients suffering from neurodegenerative diseases, and more marked reduction could be associated with more rapid disease progression. In addition, scientific evidence indicates an association between Treg dysfunction and the pathophysiology of certain autoimmune and metabolic conditions.

An increased ratio of pro-inflammatory T cells to functional Tregs leads to a disrupted immune homeostasis. See the below figure for a visual representation:

When Tregs become dysfunctional, a cytokine-mediated inflammatory state can arise leading to neurodegenerative, autoimmune, and metabolic diseases.

Our Biologics Potential Therapeutic Modality (the 300 Series)

Our growing expertise and clinical experience decoding Treg biology and the critical role of Tregs in the pathophysiology of neurodegenerative, autoimmune, and metabolic diseases, provide the basis for the research and development of innovative biologics and biologic combinations intended to enhance Treg function in vivo for the treatment of diseases of high unmet medical need.

COYA 302

COYA 302, is a biologic combination for subcutaneous administration intended to enhance Treg function while depleting T effector function and activated macrophages. COYA 302 is a combination of COYA 301 (low-dose IL-2) and the fusion protein CTL4-Ig. These two mechanisms may be additive or synergistic in suppressing inflammation. We believe the immunomodulatory fusion protein selectively inhibits the activation of pro-inflammatory effector T cells and macrophages, downregulating the secretion of pro-inflammatory cytokines, while COYA 301 enhances and expands Tregs in vivo. The combination of these two approaches is intended to further shift the balance in favor of anti-inflammatory Tregs to pro-inflammatory cells in vivo. See the below figure for a visual representation:

Development Status

We are conducting CMC activities and IND-enabling toxicology studies to support the filing of an IND and the initiation of an industry-sponsored clinical trial of COYA 302 for the treatment of ALS. We expect to begin a Phase 2 clinical trial in ALS in the first half of 2024 which will evaluate the safety, pharmacokinetics, biological activity, and efficacy of COYA 302.

In vitro assays conducted by Dr. Appel and his team at Houston Methodist Hospital (using commercially available products) showed that ex vivo expanded human Tregs exhibited greater suppression of T responder (“Tresp”) proliferation after exposure to the fusion protein component of COYA 302. In a separate assay, the addition of the fusion protein to ex vivo expanded human Tregs showed incremental suppression in the production of IL-6 by M1 proinflammatory macrophages.

Following the in vitro testing, a POC study in support of COYA 302 was conducted. This was an open label study conducted in 4 ALS patients, which evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing as the treatment commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we intend to design a well-powered and well-controlled study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or low dose IL-2, plus an abatacept proposed biosimilar, licensed from Dr. Reddy's Laboratories, or DRL_AB) in patients with ALS and are preparing for an IND submission to the FDA in the first half of 2024. We intend to initiate a Phase 2 trial after the acceptance of our IND application by the FDA.

The results of this POC study in four patients with amyotrophic lateral sclerosis (ALS) were presented by Dr. Appel on March 21, 2023, at a Company webcast and at the 2023 Muscle Dystrophy Association (MDA) Clinical & Scientific Conference in Dallas, Texas. Study assessments included functional status, as measured by the Revised ALS Functional Rating Scale (ALSFRS-R), regulatory T cell (Treg) suppressive function and numbers, serum biomarkers, and safety and tolerability. Study patients were treated with COYA 302 for 48 weeks (treatment phase) and were followed for additional 8 weeks after completion of the treatment phase (follow-up period). The ALSFRS-R scoring range is 0 to 48, with higher scores representing a better functional status.

Study data showed no decline or minimal decline at 24 and 48 weeks, respectively, after initiation of treatment in this group of patients that were experiencing a mean decline of -1.1 points/month in their ALSFRS-R score prior to initiation of treatment with COYA 302. The mean (±SD) ALSFRS-R scores at week 24 (33.75 ±3.3) and week 48 (32 ±7.8) after initiation of treatment were not statistically different compared to the ALSFRS-R score at baseline (33.5 ±5.9), indicating clinically meaningful amelioration in the progression of the disease.

POC Study COYA 302: ALS Progression Over 24 and 48 Weeks

In addition, the POC Study showed enhanced Treg suppressive function at 24 weeks and 48 weeks. Treg suppressive function, expressed as percentage of inhibition of proinflammatory T cell proliferation, showed a statistically significant increase over the course of the treatment period and was significantly reduced at the end of the 8-week post-treatment follow-up period. Treg suppressive function at 24 weeks (79.9±9.6) and 48 weeks (89.5±4.1) were significantly higher compared to baseline (62.1±8.1) (p<0.01), suggesting enhanced and durable Treg suppressive function over the course of treatment. In contrast, Treg suppressive function (mean ±SD) was significantly decreased at the end of the 8-week follow-up period compared to end-of-treatment at week 48 (70.3±8.1 vs. 89.5±4.1, p <0.05). The study also evaluated serum biomarkers of inflammation, oxidative stress, and lipid peroxides. The available data up to 16 weeks after initiation of treatment suggest a decrease of these biomarker levels, which is consistent with the observed enhancement of Treg function. The evaluation of the full biomarker data is ongoing.

POC Study COYA 302: Increased Treg Suppressive Function In Vivo

POC Study COYA 302: Increased Treg Number In Vivo

POC Study COYA 302: Lowered Lipid Peroxide Biomarkers (interim data)

From the clinical safety perspective, the treatment used in the POC Study appeared to be well tolerated over the 48-week treatment period. The most common adverse event was mild injection-site reactions. No patient discontinued the study, and no deaths or other serious adverse events were reported.

We are planning to submit our IND application in the first half of 2024, with a Phase 2 trial expected to begin soon thereafter. A preliminary overview of our prospective Phase 2 Study of COYA 302 in ALS is shown in the figure below. The final trial design is subject to change pending acceptance of our IND application by FDA:

COYA 301

COYA 301, our low-dose interleukin 2 (IL-2) product candidate, is a biologic for subcutaneous administration intended to enhance Treg function and expand Treg numbers in vivo. We believe an increased ratio of functional Tregs shifts the balance in vivo in favor of anti-inflammatory Tregs to pro-inflammatory cells. See the below figure for a visual representation:

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

Development Status

In the first half of 2023, we announced results from a POC study in support of COYA 301. This open label study was conducted in 8 patients with AD, and evaluated the safety and tolerability, biological activity, blood biomarkers, and preliminary efficacy of a treatment consisting of commercially available IL-2. Study data found that (i) cognitive function, as measured by 3 validated tools, either improved or did not decline, (ii) Treg function was significantly enhanced, (iii) pro-inflammatory blood cytokines and chemokines were significantly reduced with evidence of reduced neuroinflammation in the brain and (iv) the POC treatment appeared to be well tolerated, and no serious adverse events were reported.

Investigator Initiated Study of LD IL-2 in Alzheimer’s Disease (AD)

Currently, an ongoing academic, Phase 2, double-blind, randomized trial (funded by the Gates Foundation and the Alzheimer’s Association) for use of low dose IL-2 in mild to moderate AD patients is underway at Houston Methodist and we anticipate reporting top line data in Q3 2024. The study is now fully enrolled. A total of 38 patients were randomly assigned to receive subcutaneous LD IL-2 at two different dosing regimens, or matching placebo, over 21 weeks. The first patient cohort was randomized to receive LD IL-2 for 5 consecutive days every 4 weeks and the second cohort was randomized to receive LD IL-2 for 5 consecutive days every 2 weeks.

This Phase 2 study will evaluate the safety and tolerability, biological activity, blood and cerebrospinal fluid biomarkers, neuroimaging, and changes in cognitive function of LD IL-2 compared to placebo at pre-specified timepoints over the course of the 21-week treatment period and at 9 weeks after the last dose of study treatment.

We intend to explore partnerships with other pharmaceutical and biotechnology companies that own strategic compounds that could potentially be suitable candidates for safe and effective new combination therapies with COYA 301.

Our Treg-Derived Exosomes Potential Therapeutic Modality (the 200 Series)

We are developing a Treg-derived exosome potential therapeutic modality consisting of both allogeneic Treg-derived exosomes and antigen derived Treg-directed exosomes that we believe may have unique advantages due to their nanosized (having dimensions limited to nanometers) and non-cell characteristics and to the potential for customization. Treg-derived exosomes are manufactured following the expansion and conversion of Tregs. The Treg exosomes are nanovesicles, tiny sacs released by cells that carry chemical messages between cells, produced by the Tregs and released to the bloodstream and different tissues to communicate with other cells, including pro-inflammatory T and B cells. Treg exosomes contain different types of cargo, such as proteins, lipids, and nucleic acids, and have suppressive contact-mediated receptors and proteins that are typically present on the parent Tregs, allowing them to efficiently modulate the immune and inflammatory responses.

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

We believe that our Treg exosome modality for allogeneic use may allow targeting multiple indications in the neurodegenerative, autoimmune, and metabolic therapeutic categories.

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

COYA 206

As part of our Treg exosome development programs, we are developing our next generation of antigen directed Treg-derived exosome product candidates. In September of 2023 we licensed the exclusive, worldwide rights of a proprietary Exosome Engineering Technology from Carnegie Mellon University with potential applications across multiple indications, including neurodegeneration, autoimmune, and oncology. (the “Carnegie Mellon License Agreement”).

The Carnegie Mellon License Agreement involves the intellectual property rights to the research, development, and manufacturing of exosome-polymer hybrids (“EPHs”), a tether-based exosome functionalization strategy that enables Treg exosomes to be homed to proteins of interest, while delivering select payloads into targeted cells. See the below image for a visual representation of a tethering exosome.

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

Schematic Representation of Functionalized Targeted Treg Exosomes

Strategy
Modifications
X/Y = Dye
Aptamer
Antibody
Biotin
Azide (clickable)
X
Y
X
▪ Rapid
▪ Robust
▪ Reversible
Exosome
Membrane
Functionalization
In vivo Immunomodulation
Bioprinting
Collagen
Matrix
FasL
FasL

Yerneni, *et al.*, *ACS Nano* **2019**

We believe this proprietary technology sets the foundation to produce targeted Treg exosome potential therapeutics that are directed to epitopes, the part of an antigen molecule to which an antibody attaches itself, and proteins of interest, while delivering growth factors, drugs or other cargo, representing an innovative technology that could be advantageous relative to other Treg directed potential therapeutic modalities.

We are working on the characterization of the EPHs and are planning to do target validation following completion of this work to select product candidates and indications for future development.

Our Autologous Regulatory T Cells (Tregs) Potential Therapeutic Modality (the 100 Series)

COYA 101

Our autologous Treg cell therapy product candidate COYA 101 has completed Phase 1 and Phase 2a studies and we believe the data from these trials provide us the information needed to design a well-powered and well-controlled confirmatory clinical study to evaluate the safety and efficacy of COYA 101 for the treatment of ALS.

After completion of the two investigator-initiated clinical studies, we had a Type B meeting (pre-IND) with CBER/FDA, and the FDA provided written responses on November 5, 2021. The main objective of the pre-IND meeting was to gather all necessary FDA feedback as early as possible to be able to address the FDA’s requirements in the industry-sponsored IND submission. In its responses, the FDA provided clear guidance for the GMP manufacturing of COYA 101 for a well-controlled industry-sponsored study, and also provided insight for design of the clinical protocol for the next clinical study.

We currently believe that we are best served by utilizing our available cash to advance COYA 301, COYA 302, COYA 201 and COYA 206 candidates.

Key Milestones

We will continue to conduct research and development activities for our various product candidates and indications over the course of 2024-2025. Our anticipated developmental milestones are provided below:

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

Competition

We believe that our investigational and proprietary biologic combination therapy, COYA 302, with a dual immunomodulatory mechanism of action represents a next generation approach that has competitive advantages over monotherapy approaches that target a single pathway to treating inflammatory disorders, which are driven by complex and multi-factorial pathways. COYA 302 is intended to, in-vivo, enhance the anti-inflammatory function of regulatory T cells (Tregs) and suppress the inflammation produced by activated monocytes and macrophages. COYA 302 is comprised of COYA 301 (proprietary low dose interleukin-2 (LD IL-2)) and CTLA4-Ig and is being developed for subcutaneous administration for the treatment of patients with ALS, FTD, AD and PD. These mechanisms may have additive or synergistic effects. We believe that COYA 301 is ideally situated to serve as a backbone drug in combination with other biologics that synergistically modulate the immune system and represent novel approaches to treating inflammatory disorders.

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

Competitor companies developing Biologic approaches to enhancing Tregs, leveraging IL-2 formulations, include: Amgen (AMGN) (IL-2 mutein for GVHD and autoimmune diseases), Nektar Therapeutics (NKTR) (Pegylated IL-2 for autoimmune diseases), Merck (MRK) (IL-2 mutein for autoimmune diseases), Xencor (XNCR) (IL-2 Fc Fusion Protein for autoimmune diseases), Selecta Biosciences (SELB) (recombinant IL-2 + ImmTOR for autoimmune diseases), Cue Biopharma (CUE) (IL-2 bispecific for GVHD and autoimmune diseases), and Moderna (MRNA) (LNP encapsulated mRNA based therapeutic encoding IL-2 for autoimmune diseases), and ILTOO Pharma (low dose IL-2 formulation).

Competitor companies developing Treg based cellular therapeutics include: Abata Therapeutics (CAR Treg for autoimmune diseases), Sonoma Biotherapeutics (CAR Treg for autoimmune diseases), Sangamo Therapeutics (SGMO) (CAR Treg for Renal Disease, IBD), TRex Bio (Treg cell therapy for Immunology/Inflammation), Mozart Therapeutics (CD8 Treg cell modulators for Celiac Disease/IBD), GentiBio (Treg cell therapy generated from T-effector cells for T1 Diabetes), Kyverna Therapeutics (Autologous and Allogeneic cell therapies for autoimmune diseases), Cellenkos (Allogeneic umbilical cord blood Tregs for multiple conditions), AZ Therapies (Allogeneic CAR Tregs for CNS Diseases), and Quell Therapeutics (Autologous CAR Tregs for liver transplantation, T1 Diabetes and ALS).

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs, including biologics. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and biologics and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations and other federal, state and local statutes and regulations. In the case of biologics, the section of the FDCA that governs the approval of drugs via New Drug Applications (“NDAs”) does not apply to the approval of biologics. Rather, biologics, such as gene therapy products, are approved for marketing under provisions of the Public Health Service Act ("PHSA") via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval, may subject an applicant to administrative or judicial sanctions.. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, withdrawal of approvals, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before our product candidates are approved for potential therapeutic indications and may be marketed in the U.S. generally involves the following:

•
completion of extensive non-clinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
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
submission to the FDA of an NDA or BLA;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA, to accept the filing for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA;
•
payment of user fees for FDA review of the NDA or BLA; and
•
FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.

Preclinical Studies and Clinical Trials for Biologics

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for potential therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research patients will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND.

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

Clinical trials to evaluate potential therapeutic indications to support BLAs for marketing approval are typically conducted in three sequential phases, which may overlap.

•
Phase I—Phase I clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•
Phase II—Phase II clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
•
Phase III—Phase III clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended potential therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of a BLA.

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

Concurrent with clinical trials, companies usually complete additional non-clinical studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements.

The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Marketing Approval for Biologics

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same potential therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different potential therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same potential therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same potential therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

U.S. Post-Approval Requirements for Drugs and Biologics

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

•
Centralized procedure—If pursuing marketing authorization of a product candidate for a potential therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant potential therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of potential therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

•
National authorization procedures—There are also two other possible routes to authorize products for potential therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure.

•
Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•
Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country.

•
Following authorization through either procedure, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products for potential therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new potential therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the U.S. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved potential therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

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

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") significantly changed the regulatory environment for biologics.

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

The BPCIA is complex and its interpretation and implementation by the FDA are still somewhat unpredictable. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate effect, implementation, and meaning of the BPCIA is subject to uncertainty.

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

Intellectual Property and Protection

As of March 8, 2024, our patent estate derived from our relationship with The Houston Methodist Hospital includes one U.S. non-provisional patent application, six foreign patent applications, and five pending Patent Cooperation Treaty (“PCT”) applications, each co-owned with or in-licensed from The Houston Methodist Hospital. These patent applications are directed to our Treg and exosome compositions and methods of use, methods of Treg and exosome manufacture, and methods of in vivo Treg expansion via combination therapies, among other things. If any patents issue from or claim priority to these patent applications, the patents are expected to expire in 2040 and 2042, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. All of our Houston Methodist Hospital patents have composition and method claims, with the exception of a biomarker patent, which has only method claims.

In addition, our patent estate derived from our relationship with ARScience Biotherapeutics, Inc. (described below) includes one published patent application and one provision patent application. The patents, if granted, are expected to expire in 2041 and 2043, respectively, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The ARScience Biotherapeutics, Inc. patents have composition, method, and utility claims.

In addition, our patent estate derived from our relationship with Dr Reddy’s Laboratories includes one published patent application. This patent, if granted, is expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Dr. Reddy’s patent has composition, method, and utility claims.

In addition, our patent estate derived from our relationship with the University of Nebraska includes two provisional patent applications. These patents, if granted, are expected to expire in 2044, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The University of Nebraska patents have use claims.

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

Material Contracts

Development and License Agreement with Dr. Reddy’s Laboratories

On December 5, 2023, we entered into a Development and License Agreement (the “DRL Development Agreement”) with Dr. Reddy’s Laboratories Ltd. (“DRL”) and its affiliate, Dr. Reddy’s Laboratories SA (collectively, “Dr. Reddy’s”), pursuant to which, among other things, we granted to Dr. Reddy’s an exclusive, royalty-bearing right and license to commercialize COYA 302 solely for use in patients with amyotrophic lateral sclerosis (“ALS”) in the United States, Canada, the European Union and the United Kingdom (collectively, the “New Territories”). We previously granted Dr. Reddy’s Laboratories Ltd. an exclusive license to obtain regulatory approval and commercialize COYA 302 for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the License and Supply Agreement entered with Dr. Reddy’s Laboratories Ltd., effective as of April 1, 2023.

Upon execution of the DRL Development Agreement, Dr. Reddy’s paid a non-refundable upfront payment of $7.5 million. Under the terms of the DRL Development Agreement, Dr. Reddy’s will make development funding payments to us for development of COYA 302 as follows: (i) $4.2 million upon FDA acceptance of an Investigational New Drug (“IND”) application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. We anticipate that the IND filing will be made in the first half of 2024. The DRL Development Agreement also calls for up to an aggregate of $40.0 million in development milestones and up to an aggregate of $677.25 million in sales milestones, relating to the New Territories, should all such development and sales milestones be achieved. We will also be owed royalties by Dr. Reddy’s on Net Sales (as defined in the DRL Development Agreement) of COYA 302 in the low to mid-teens (prior to paying royalties due pursuant to previously disclosed license agreements related to COYA 302). We will have the responsibility for the clinical development of COYA 302 and for seeking regulatory approval in the United States for COYA 302 in ALS.

The foregoing summary of the DRL Development Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DRL Development Agreement, which is filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2023.

Dr. Reddy's License and Supply Agreement

In March 2023, we entered into an exclusive License and Supply Agreement (the "DRL Supply Agreement") with DRL. The DRL Supply Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Supply Agreement, we will in-license DRL’s proposed abatacept biosimilar for use in the development of our combination product for neurodegenerative diseases COYA 302. COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Supply Agreement also provides for the license of our low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted us. In consideration for the license, we paid a non-refundable upfront fee of $0.4 million. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Supply Agreement), of which an aggregate of $0.2 million has been paid to date, and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Supply Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Supply Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Supply Agreement).

ARScience License Agreement

In August 2022, we entered into a License Agreement (the “ARS License Agreement”) with ARScience Biotherapeutics, Inc. (“ARS”) pursuant to which ARS granted to us an option to acquire an exclusive, royalty-bearing license for two patents regarding certain formulations of IL-2, with the right to grant sublicenses through multiple tiers under these patents (the “ARS Option”).

Under the ARS License Agreement, we may owe tiered payments to ARS based on our achievement of certain developmental milestones. Under the ARS License Agreement, we will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. We will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined In the ARS License Agreement) we will pay an aggregate of $11.8 million in developmental milestone payments. We will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. We will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event we sublicenses our rights under the ARS License Agreement, we will owe royalties on sublicense income within the range of 10% to 20%.

Houston Methodist Agreements

In September 2022, we entered into an Amended and Restated Patent Know How and License Agreement, effective as of October 2020 (the “Methodist License Agreement”), with The Methodist Hospital (“Methodist”) to make, sell and sublicense products and services using the intellectual property and know-how of Methodist. As part of the Methodist License Agreement, we will pay Methodist a four-figure license maintenance fee annually until the first sale of licensed product occurs. The term of the Methodist License Agreement is effective until no intellectual property patent rights remain, unless terminated sooner by (1) bankruptcy or insolvency, (2) the failure by us to monetize the intellectual property within five years of the date of the agreement (further discussed below), (3) due to breach of contract, or (4) at our election for any or no reason.

In addition to the equity issuance and reimbursement of patent related expenses, the Methodist License requires us to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. We are also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. We are also required to pay a low single digit percentage for certain licensed services. Commencing on January 1, 2025, the minimum amount which will be owed by us once commercialization occurs is $0.1 million, annually.

The Methodist License Agreement provides that in the event we sublicense products and services covered by the Methodist License Agreement, then royalties owed to Houston Methodist would be computed as a percentage of payments received by us from the sublicensee. In addition, the termination provisions provide that Houston Methodist may only terminate the Methodist License Agreement, among other things, in the event that after five years we are not “Actively Attempting to Develop or Commercialize,” as such terms are defined in the Methodist License Agreement.

Sponsored Research Agreement with Houston Methodist Research Institute

In February 2021, we entered into a one-year Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, which can be extended or renewed by mutual agreement. Under the SRA, we agreed to fund up to $1.5 million in research in the area of neurodegenerative diseases performed by HRMI. In return, we will gain expanded access to data methods and know-how per the SRA, and, if the research produces intellectual property, we will have all first rights to the intellectual property. On May 4, 2023,we executed the SRA with HMRI, in which we agreed to fund $0.5 million through May 2024. We incurred $0.3 million and $1.6 million in research and development expenses under the SRA during the years ended December 31, 2023 and 2022, respectively.

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
•
Our business may be materially adversely affected by public health outbreaks, epidemics, or pandemics (such as the COVID-19 pandemic).
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
•
Global events, including political instability, natural disasters, events of terrorism and wars, including the war between Ukraine and Russia, and the corresponding tensions created from such conflict between Russia, the United States and countries in Europe as well as other countries such as China; and the conflict between Hamas and Israel may negatively impact our business.
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

We have incurred significant losses since our inception and we expect to incur significant losses for the foreseeable future, and we will require sufficient additional funding to finance our operations, which may not be available.

Since our inception in 2020, we have incurred significant operating losses. Our net loss was $8.0 million for the year ended December 31, 2023, and our accumulated deficit as of December 31, 2023 was $25.9 million. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

•
advance the development of COYA 301 and COYA 302;
•
advance additional product candidates to clinical trials, including COYA 201 and COYA 206;
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

We continue to incur significant research and development and other expenses related to ongoing operations and the development of our product candidates, including COYA 301, COYA 302, COYA 201, and COYA 206. All of our product candidates will require substantial additional development time, capital and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We do not anticipate generating revenues from product sales unless and until such time as our product candidates may be approved by FDA or other applicable regulatory authorities, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on our, or potential future collaborators, success in:

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

We believe that our existing cash, together with interest thereon, will be sufficient to fund our operations into 2026. We intend to use our existing cash to, among other uses, advance our pipeline product candidates through preclinical and clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. We will need to raise significant additional capital to do so. Market volatility resulting from of the ongoing conflict between Russia and Ukraine, and Hamas' attack against Israel and the ensuing conflict, generally rising prices, increasing interest rates, effects of the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing, and will likely be required to raise such financing through the sale of additional equity securities or debt, which, in the case of equity securities, may occur at prices lower than the price of our common stock and warrants. These financings could result in substantial dilution to the holders of our common stock and warrants or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our principal executive officer and principal financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. We continue to operate with a small staff for financial reporting. Though the process and design of our internal controls over financial reporting have not been altered, the small number of staff involved in financial reporting may limit our ability to properly segregate internal control procedures which could result in deficiencies or material weaknesses in our internal controls in the future. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management to consider our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

Due to the significant resources required for the development of our programs, we may focus our programs on specific diseases and disease pathways and decide which product candidates to prioritize and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or potential therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. We may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. If we make incorrect determinations regarding the viability or market potential of any or all of our programs or product candidates or misread trends in the pharmaceutical industry, in particular, for neurodegenerative diseases, our business, prospects, financial condition and results of operations could be materially adversely affected.

We face risks related to public health epidemics and pandemics, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials.

We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. Global health outbreaks, such as COVID-19, have and may continue to adversely affect our employees, disrupt our business operations and practices, as well those of our customers, partners, vendors and suppliers. Public health measures by government authorities such as travel bans, social-distancing, lockdown measures, vaccination requirements may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity or disrupt our supply chain, which may have a material adverse effect on our business. To the extent a public health crisis will impact our business, financial condition and results of operations depends on factors outside of our control, including severity, duration and the measures to contain the health outbreak..

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Recent disruptions to the global economy since 2020 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

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

The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine and Hamas' attack against Israel and the ensuing conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

In addition, the global macroeconomic environment could be negatively affected by public health emergencies, pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine and the resulting prolonged conflict and other political tensions, Hamas' attack against Israel and the ensuing conflict, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

We have incurred significant losses since our inception and we expect to continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code of 1986, or the Code, a corporation is generally allowed a deduction for net operating losses (“NOLs”), carried over from a prior taxable year. Any NOLs generated after 2017 have no expiration.

Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. Based upon our analysis, we have determined that such an ownership change has occurred and a Section 382 limitation has been applied in the current year to limit the amount of tax attributes utilized.

Risks Related to Development, Regulatory Approval and Commercialization

Our business depends upon the success of our potential therapeutic modalities and product candidates.

Our success depends on our ability to utilize our three Treg-modifying potential therapeutic modalities (the “Treg Modalities”) and to obtain regulatory approval for our product candidates, to generate other product candidates derived from our Treg Modalities, and to then commercialize our other product candidates for one or more indications. Our Treg Modalities and our product candidates have not been approved and may never become commercialized. All of our product candidates developed from our Treg Platforms will require significant additional clinical and non-clinical development, review and approval by the FDA or other applicable regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact or halt the development plans for our other product candidates because all of our product candidates are based on the same core Treg engineering technology.

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

In a pilot initial study of COYA 201, our Treg exosome product candidate, in a preclinical lupus nephritis model in mice, COYA 201 was administered at different dose levels and appeared to be well tolerated at the administered dose of 1x1010 exosomes (the low dosage level). However, we observed fatalities as a result of toxicity when COYA 201 was administered in extremely high doses (1x1011exosomes, or ten times the low dosage level), administered twice weekly. We do not know if these findings will translate into humans, for whom we expect to require significantly lower dosage levels. Though there were fatalities at the highest dosage administered (6 deaths out of a total of 12 animals), COYA 201 appeared to be well tolerated at the administered dose of 1x1010 exosomes. Dose escalation studies are standard in the early development of new treatments and the identification of the “maximum tolerated dose” and the “LD50”, the dose that produces lethality in 50% of animals, are common studies in early preclinical development. As such, there can be no guarantee that any toxicity, or other adverse events observed in this model, will not occur in human subjects during clinical trials. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects and/or unexpected characteristics. We continue to evaluate different potential indications to advance the development of COYA 201 into clinical studies.

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

Approval may be delayed or denied because we cannot satisfy FDA’s Chemistry, Manufacturing and Control Requirements.

Formulation and manufacturing of biologic products such as ours is complex and expensive. Our BLAs must include information about the chemistry and physical characteristics of our products, and we must demonstrate that we have a reliable process for manufacturing the products in commercial quantities in accordance with FDA’s current Good Manufacturing Practices (“cGMP”) requirements. The manufacturing process must consistently produce quality batches of the biologic, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate the effectiveness of the packaging and that the compound does not undergo unacceptable deterioration over its shelf life. If we are unable to successfully complete any of these complex steps, approval of our biologic may be delayed or denied.

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

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of neurodegenerative or auto immune disease, and we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a potential therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

As of March 1, 2024, we had eight full-time employees. We will need to continue to expand our managerial, operational, quality, manufacturing, finance, sales and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

For COYA 201, we rely on Terumo BCT to manufacture the Terumo Bioreactors to generate the appropriate number of expanded Treg cells. Since the Treg exosomes are generated from these expanded Treg cells, the bioreactor is a required component of the process. Most of the reagents used in the process can be sourced from multiple manufacturers. In addition, COYA 201 requires a tangential flow filtration technology sourced from Repligen. Furthermore, COYA 201 requires a Nanosight technology sourced from Malvern. With respect to COYA 206, we will rely on multiple manufacturers of materials and equipment that are utilized in the manufacturing of COYA 206. For example, to image the exosomes we will rely on Malvern, to measure the size of the exosomes we will rely on Izon, for western blotting we will rely on ThermoFisher, for mass spectrometry we will rely on Applied Biosystems, and for DNA tethering materials we will rely on multiple manufacturers. For COYA 301, we have licensed the biologic cytokine from ARScience Biotherapeutics, Inc. and will rely on its manufacturing of the subject cytokine. For COYA 302, which involves COYA 301 plus a fusion protein, we have entered into the DRL License Agreement with DRL whereby will in-license DRL’s proposed Abatacept biosimilar to be used in the development and commercialization of COYA 302 in the United States, Canada, Mexico, South America, the European Union, the United Kingdom, and Japan.

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

If any patents issue from or claim priority to these patent applications, the patents are expected to expire in 2040 and 2042, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, our patent estate derived from our relationship with ARScience Biotherapeutics, Inc. (described below) included one published patent application and one provision patent application. The patents are expected to expire in 2041 and 2043, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. All of our Houston Methodist Hospital patents have composition and method claims, with the exception of a biomarker patent, which has only method claims. The ARScience Biotherapeutics, Inc. patents have composition, method, and utility claims. Our patent estate derived from our relationship with Dr Reddy’s Laboratories includes one published patent application This patent, if granted, is expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Dr. Reddy’s patent has composition, method, and utility claims. our patent estate derived from our relationship with the University of Nebraska includes two provisional patent applications. These patents, if granted, are expected to expire in 2044, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The University of Nebraska patents have use claims. Finally, our patent estate derived from our relationship with Carnegie Mellon included one pending patent application. The patents, if granted, would is expected to expire in 2043, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Carnegie Mellon patent has method claims.

We can provide no assurance that we will be able to file or receive additional patent protection for our product candidates.

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

Our directors, executive officers, and 5% stockholders beneficially own approximately 30.6% of the voting power of our outstanding common stock. As a result, such entities and individuals will have the ability, acting together, to significantly influence the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our Certificate of Incorporation and Bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our Company. Therefore, you should not invest in reliance on your ability to have any control over our Company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, and protect employee, collaborator and patient information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards and routine review of our policies and procedures to identify risks and refine our practices. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that have affected, or are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition.

Governance; Board Oversight

The Audit Committee of our Board provides direct oversight over cybersecurity risk, and provides updates to the Board of Directors regarding such oversight, when and if appropriate. Management provides periodic updates to the Audit Committee regarding cybersecurity matters including significant new cybersecurity threats or incidents, when and if appropriate.

We use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock trades on Nasdaq under the symbol “COYA.”

Holders

As of March 1, 2024, there were approximately 76 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

In April 2022, we issued $10.5 million principal amount of convertible promissory notes, which bore interest at an annual rate of 6.0%, paid in kind, and had a maturity date of June 30, 2024 (the “2022 Promissory Notes”). The notes automatically converted into shares of common stock in connection with the closing of our initial public offering on January 3, 2023.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe this transaction was exempt from registration under the Securities Act in reliance on Section 4(a)(2), and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering.

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

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of Tregs. Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi and since their discovery, multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

We have built a diversified product candidate pipeline that includes both ex vivo and in vivo approaches intended to restore the suppressive and immunomodulatory functions of Tregs. Our product candidate pipeline is based on our three distinct potential therapeutic modalities: Treg-enhancing biologics, Treg-derived exosomes, and autologous Treg cell therapy. “Autologous” means the treatment of a patient with human cells derived from the patient itself, whereas “Allogeneic” means the treatment of a patient with human cells derived from a donor other than the patient, where such donor is genetically non-identical. Our core focus is developing these therapies to target Treg dysfunction, which has been identified to be an important pathophysiological component of neurodegenerative, autoimmune, and metabolic diseases, where new and effective therapies are urgently needed.

Our lead assets are our Treg-enhancing biologics, which have been developed from key learnings established in our early work and discoveries of our autologous Treg cell therapy asset. Our autologous Treg cell therapy program has completed a Phase 1 and Phase 2a studies in amyotrophic lateral sclerosis, or ALS. We believe the clinical data from these initial studies served as an important confirmation of the underlying immunomodulatory properties of Tregs and their potential therapeutic benefits. These studies have also significantly expanded our own foundational knowledge of the biological activity of Tregs and key biomarkers of disease progression and drug effect, which we believe will be critical for the design of our future clinical and preclinical studies, the selection of future targeted diseases and the overall advancement of our development pipeline. We believe our findings have also established mechanistic benefits of combination biologics to address Treg dysfunction as well as highlighted important advantages of scalability and cost.

COYA 302, our lead asset, is the combination of our proprietary low dose interleukin-2 (COYA 301, or LD IL-2) and the immunomodulatory drug CTLA4-Ig, and we believe this combination has the potential to provide a sustained and durable effect on our first series of indications (neurodegenerative disorders) through targeting of multiple pathways. Our research and clinical efforts have led us to believe that combination biologics using our LD IL-2 as a backbone modality could be the best way to treat neurodegenerative conditions that are inherently driven by a complexity of pathways. We believe COYA 302 represents the most clinically advanced of what we hope will be a family of combination therapies that all feature our LD IL-2. Moreover, given its growing list of indications, we can now refer to COYA 302 as a “Pipeline in a Product.”

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have funded our operations primarily through private convertible preferred stock offerings, a convertible debt financing, the public offering of our securities that closed in January 2023, and a private placement offering. Our net losses were $8.0 million and $12.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $25.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Product Developments

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

The POC study in support of COYA 302, an open label study conducted in 4 ALS patients, evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we intend to design a well-powered and well-controlled study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or low dose IL-2, plus an abatacept proposed biosimilar, or DRL_AB, licensed from Dr. Reddy's Laboratories Ltd., or DRL) in patients with ALS. We are now preparing for an IND filing with the FDA in the first half of 2024. We intend to initiate a Phase 2 trial after the acceptance of our IND application by the FDA.

The POC study in support of COYA 301, an open label study conducted in 8 patients with AD, evaluated the safety and tolerability, biological activity, blood biomarkers, and preliminary efficacy of commercially available IL-2. Study data found that (i) cognitive function, as measured by 3 validated tools, either improved or did not decline, (ii) Treg function was significantly enhanced, (iii) pro-inflammatory blood cytokines and chemokines were significantly reduced with evidence of reduced neuroinflammation in the brain and (iv) the study treatment appeared to be well tolerated as no serious adverse events were reported. Currently, an ongoing academic Phase 2 double-blind, placebo-controlled, randomized trial for use of low dose IL-2 in mild to moderate AD patients is underway at Houston Methodist and we anticipate reporting top line data in the summer of 2024. On October 9, 2023, we announced that this study was fully enrolled with 38 patients. The study will evaluate the safety and tolerability, biological activity, blood and cerebrospinal fluid biomarkers, neuroimaging, and changes in cognitive function of LD IL-2 compared to placebo at pre-specified timepoints over the course of the 21-week treatment period and at 9 weeks after the last dose of study treatment.

Financings

On December 5, 2023, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,370,382 shares of our common stock, or the 2023 Private Placement. The 2023 Private Placement resulted in gross proceeds of approximately $26.5 million, at a price of $6.06 per share of common stock, before deducting placement agent commissions and other offering expenses. In connection with the 2023 Private Placement, we issued to the placement agents and our financial advisor warrants to purchase up to an aggregate of 319,004 shares of common stock with an exercise price of $7.58 per share. These warrants have a term of four years from issuance, and will be exercisable beginning six months from the closing of the 2023 Private Placement.

On January 3, 2023, we closed our initial public offering, or IPO, of 3,050,000 shares of our common stock and accompanying warrants to purchase up to 1,525,000 shares of common stock. The warrants were offered and sold at the rate of one warrant for every two shares of common stock purchased in the offering, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant were sold at a combined offering price of $5.00, for gross proceeds of approximately $15.3 million, before deducting underwriting discounts and offering expenses. We issued the underwriters an additional 213,500 warrants with an exercise price of $6.25 per warrant as additional consideration. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 290,000 shares of common stock and/or warrants to purchase 145,000 shares of common stock at the IPO price, less the underwriting discount. On January 25, 2023, we sold an additional 237,804 shares of common stock and accompanying warrants to purchase up to 145,000 shares of common stock upon the underwriters’ exercise in part of their over-allotment option for additional gross proceeds of approximately $1.1 million, before deducting underwriting discounts and offering expenses. Upon the sale of the over-allotment option, we issued the underwriters an additional 16,646 warrants with an exercise price of $6.25 per warrant. Our shares of common stock began trading on the Nasdaq Capital Market under the ticker symbol “COYA” on December 29, 2022.

Components of Results of Operations

Collaboration Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all. Collaboration revenue represents revenue from the Development and License Agreement, or DRL Development Agreement, pursuant to which we granted DRL, and its affiliate, Dr. Reddy’s Laboratories SA, or collectively, Dr. Reddy's an exclusive, royalty-bearing right and license to commercialize COYA 302, solely for use in patients with ALS in the United States, Canada, the European Union and the United Kingdom, or collectively, the New Territories.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our potential therapeutic candidates. We expense research and development costs as incurred, including:

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
•
clinical trial expenses and related clinical expenses to obtain regulatory approval of our potential therapeutic candidates including costs of research performed by third parties, costs associated with CRO’s that conduct our clinical trials, costs to operate, manage, and monitor investigative sites and clinical, regulatory, manufacturing and other professional services;
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

We classify and evaluate our research and development expenses in two dimensions: clinical and preclinical, and external and internal. We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple potential therapeutic modalities, multiple product candidates, and multiple potential therapeutic areas under development.

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

Until such time as a product candidate has received approval of its IND application, we consider it a preclinical product candidate. Each of our preclinical product candidates is being developed on one of our three potential therapeutic modalities: (1) Treg-enhancing biologics; (2) Treg-derived exosomes; and (3) autologous Treg cell therapy. The product candidates utilizing our Treg-enhancing biologics are collectively referred to as the “300 Series.” The product candidates utilizing our Treg-derived exosomes are collectively referred to as the “200 Series.” The product candidates utilizing our autologous Treg cell therapy are collectively referred to as the “100 Series.” Currently, our 300 Series product candidates include COYA 301 and COYA 302, our 200 Series product candidates include COYA 201 and COYA 206, and our 100 Series product candidate is COYA 101. For our preclinical candidates we report external development costs and other external research and development costs collectively by Series. These external development costs include: fees paid to CROs, CMOs and research laboratories, process development, manufacturing and clinical development activities. Preclinical research and development activities often benefit more than one preclinical product candidate within a given Series and so disaggregating the data would neither be practicable or meaningful.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates. In addition, we expect spending in 2024 to increase over 2023 spending levels and will be focused primarily on advancing COYA 301 and COYA 302. As described in the notes to financial statements contained elsewhere in this Annual Report on Form 10-K, under the terms of our license we may be required to make payments to Methodist if certain milestones are achieved. This could result in significant charges to research and development in the period such milestones become probable of being achieved.

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

Income Taxes

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017, or the TCJA, eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the U.S. and 15 years for research activities performed outside the U.S. pursuant to Section 174 of the Code. In addition, we recognized revenue in connection with the DRL Development Agreement and long-term deferred revenue was required to be recognized in 2023 for tax purposes. We have limitations on the utilization of net operating losses and tax credits under Sections 382 and 383 of the Code. These requirements temporarily increase our U.S. federal and state cash tax payments and reduces cash flows in 2023. Cash tax payments are expected to be funded from existing cash balances and cash flows from operations.

Results of Operations

For the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Change
Collaboration revenue	$6,002,206	$-	$6,002,206
Operating expenses:
Research and development	5,501,527	4,412,498	1,089,029
In-process research and development	543,186	525,000	18,186
General and administrative	7,833,481	4,847,080	2,986,401
Depreciation	27,361	27,361	-
Total operating expenses	13,905,555	9,811,939	4,093,616
Loss from operations	(7,903,349)	(9,811,939)	1,908,590
Other income:
Change in fair value of convertible promissory notes	-	(2,496,510)	2,496,510
Other income, net	639,365	63,673	575,692
Pre-tax loss	(7,263,984)	(12,244,776)	4,980,792
Income tax expense	(723,852)	-	(723,852)
Net loss	$(7,987,836)	$(12,244,776)	$4,256,940

Collaboration Revenue

Collaboration revenue was $6.0 million for the year ended December 31, 2023, related to the DRL Development Agreement we entered into with Dr. Reddy's in December 2023. We had no such collaboration revenue in 2022.

Research and Development Expenses

Research and development expenses increased by $1.1 million from $4.4 million for the year ended December 31, 2022 to $5.5 million for the year ended December 31, 2023. The increase was due to a $2.2 million increase in our preclinical expenses, a $0.5 million increase in internal research and development expenses, partially offset by a $1.4 million decrease in costs attributable to our sponsored research agreement with Houston Methodist Hospital, and a $0.3 million decrease in costs for our clinical product candidate. For our product candidates (COYA 101), we track our external research and development expenses on a candidate-by-candidate basis. For our preclinical product candidates, we track our external research and development expenses in aggregate by Series. External research and development expenses include fees paid to CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple potential therapeutic modalities, multiple product candidates, and multiple potential therapeutic areas under development.

Research and development expenses disaggregated and classified by clinical and preclinical, and external and internal expenses are summarized in the table below:

	Years Ended December 31,
	2023	2022
External costs:
Clinical product candidates:
COYA 101	$-	$288,072
Preclinical product candidates:
COYA 200 Series	7,684	882,945
COYA 300 Series	3,306,627	209,420
Sponsored research	256,571	1,635,712
Internal costs:
Internal research and development expenses, including stock-based compensation	1,930,645	1,396,349
Total	$5,501,527	$4,412,498

In-Process Research and Development

Under the terms of our exclusive License and Supply Agreement, or DRL Agreement, with DRL, we paid license fees of $0.5 million which was expensed as in-process research and development expense during the year ended December 31, 2023. For the year ended December 31, 2022, we paid license fees of $0.5 million under the terms of our license agreement with ARScience Biotherapeutics, Inc., which were expensed as in-process research and development.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million from $4.8 million for year ended December 31, 2022 to $7.8 million for the year ended December 31, 2023. The increase was primarily due to an increase in personnel related expenses due to increases in employee headcount and an increase in our professional fees and consulting fees as we expanded our operations to support our research and development efforts. We expect that our general and administrative fees will continue to increase as we operate as a public company.

Other income, net

Other income, net increased by $0.6 million from the year ended December 31, 2022 compared to the year ended December 31, 2023. The increase was due to interest and dividends earned on cash balances received from our IPO and the 2023 Private Placement.

Income tax expense

We recorded of $0.7 million income tax expense for the year ended December 31, 2023. We had no such income tax expense for the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through December 31, 2023 we have funded our operations through the sale of convertible promissory notes and convertible preferred stock, our IPO, and the 2023 Private Placement. As of December 31, 2023 we had $32.6 million in cash and cash equivalents and had an accumulated deficit of $25.9 million. We expect our existing cash and cash equivalents, together with the $7.5 million non-refundable upfront payment, or DRL Upfront Payment, to enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Cash used in operating activities	$(11,188,811)	$(7,239,354)
Cash used in investing activities	(543,186)	(525,000)
Cash provided by financing activities	38,425,063	9,357,878
Net increase in cash and cash equivalents	$26,693,066	$1,593,524

Operating Activities

During the year ended December 31, 2023, we used $11.2 million of cash in operating activities. Cash used in operating activities reflected our net loss of $8.0 million, offset by a $4.6 million net decrease in our operating assets and liabilities and noncash charges of $1.4 million, which primarily consisted of $0.9 million in stock-based compensation and other charges of $0.5 million in acquired in-process research and development costs. The primary use of cash was to fund our operations related to the development of our product candidates.

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

Investing Activities

During each of the years ended December 31, 2023 and 2022, we used $0.5 million of cash for the purchase of in-process research and development.

Financing Activities

During the year ended December 31, 2023, financing activities provided $38.4 million of cash, which consisted of $24.1 million in proceeds from the 2023 Private Placement, net of offering costs, $14.3 million in proceeds from issuance of common stock in the IPO, net of offering costs, and $0.1 million in proceeds from the exercise of stock options.

During the year ended December 31, 2022, financing activities provided $9.4 million of cash, which consisted of $10.5 million from the issuance of our convertible promissory notes, partially offset by the payment of issuance costs of $1.0 million.

DRL Development Agreement

In December 2023, we entered into the DRL Development Agreement, with Dr. Reddy's, pursuant to which, among other things, the Company granted to Dr. Reddy's an exclusive, royalty-bearing right and license to commercialize COYA 302 solely for use in patients with ALS, in the United States, Canada, the European Union and the United Kingdom, or collectively, the New Territories. We previously granted DRL an exclusive license to obtain regulatory approval and commercialize COYA 302 for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the License and Supply Agreement entered between with DRL, or the DRL Supply Agreement, effective as of April 1, 2023. COYA 302 is comprised of two components, COYA 301 and DRL_AB. In accordance with the DRL Supply Agreement, we in-licensed DRL_AB for the development and commercialization of COYA 302. Further, under the DRL Development Agreement, Dr. Reddy’s is responsible for the development of DRL_AB. We will have the responsibility for the clinical development of COYA 302 and for seeking regulatory approval in the United States for COYA 302 in ALS.

The collaboration is managed by a joint steering committee, or JSC, which is comprised of representatives from both parties. Decisions of the JSC are made by consensus. If the JSC is unable to reach a consensus, and the parties’ executives are not able to resolve the dispute, then Dr. Reddy’s has final decision-making authority, subject to specified limitations (as set forth in the DRL Development Agreement).

Pursuant to the DRL Development Agreement, we are entitled to an up-front, nonrefundable payment of $7.5 million, which was received in January 2024. Additionally, we are entitled to receive (i) an additional $4.2 million upon FDA acceptance of an Investigational New Drug, or IND, application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. We anticipate an IND filing will be made in the first half of 2024. The DRL Development Agreement also calls for up to an aggregate of $40.0 million in development milestones and up to an aggregate of $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. We will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of COYA 302 in the low to mid-teens (prior to paying royalties due pursuant to previously disclosed license agreements related to COYA 302).

Both parties shall discuss in good faith and agree in writing on the terms of a commercial supply agreement for the purpose of supply of COYA 302 to Dr. Reddy’s. No such agreement has been entered into at the time of the filing of this Annual Report on Form 10-K.

The DRL Development Agreement expires on a country-by-country basis upon expiration of Dr. Reddy's obligation to make royalty payments for Product in each territory. Dr. Reddy's has the right to terminate the agreement upon specified prior written notice to us. Additionally, either party may terminate the agreement in the event of an uncured material breach of the agreement by, or insolvency of, the other party. Either party may terminate the agreement in the event that the other party commences a legal action challenging the validity, enforceability or scope of any licensed patent rights.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to prepaid/accrued research and development expenses and include fair value of the Company’s convertible promissory notes (see Notes 3 and 8 to our financial statements found elsewhere in this Annual Report on Form 10-K), equity and related inputs, including discount for lack of marketability and volatility, used to estimate the fair value of the grant date fair value of stock options (see Note 9 to our financial statements found elsewhere in this Annual Report on Form 10-K). We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Collaboration Revenues

Our revenues have been solely generated through our DRL Development Agreement, which falls under the scope of Accounting Standards Codification, or ASC, Topic 808, Collaboration Arrangements, or ASC 808, as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is within the scope of ASC 808, we analogize to ASC 606, Revenue from Contracts with Customers, for some aspects of this arrangement, including delivery of a good or service (i.e. unit of account). Revenue recognized by analogizing ASC 606 is recorded as collaboration revenue on the statements of operations. The terms of the arrangement includes payments of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments and royalties on net sales of licensed products. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps at inception of the agreement or upon material modification of the agreement: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. We identified two performance obligations for purposes of recognizing revenue, (i) certain development activities to advance the Product through clinical development, or R&D Services, and (ii) granting DR. Reddy's an exclusive, royalty-bearing right and license to commercialize the Product, or the License. We allocated the transaction price to both performance obligations based on the estimated stand-alone selling prices at contract inception and we will reevaluate the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjust deferred revenue at the end of each reporting period. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

Significant estimates were used in the determination of the stand-alone selling prices. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjustment market approach. The stand-alone selling price of the R&D Services was estimated using the expected cost-plus margin approach.

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

These subjective assumptions are estimated as follows:

Fair value of common stock— Historically, for all periods prior to our IPO, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. To determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Since becoming a public company in 2022, we have used our stock price to determine fair value of our common stock.

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

Estimating the Fair Value of Convertible Promissory Notes

We have elected the fair value option for the accounting for our convertible promissory notes issued in 2022 and utilized an independent third-party valuation specialist to assist management in measuring the fair value. The fair value of the convertible promissory notes are determined using a scenario-based analysis that estimates the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transaction and dissolution scenarios. Since the convertible promissory notes converted to common stock on January 3, 2023, we were able to utilize this information in the estimate of the fair value of the convertible promissory notes at December 31, 2022.

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

In addition to the equity issuance and reimbursement of patent related expenses, we agreed to make contingent milestone payments to Methodist on a Licensed Product-by-Licensed Product or Licensed Service-by-Licensed Service basis upon the achievement of certain development, approval and sales milestones (i) related to the treatment of ALS totaling up to $0.3 million in the aggregate, and (ii) related to the treatment of each other indication (that is not ALS) totaling between $0.2 million and up to $0.4 million in the aggregate per indication. We are also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, royalties (subject to customary reductions) equal to 1% to 10% of annual worldwide net sales of such licensed product during a defined royalty term. The applicable royalty percentage increases as Licensed Products are used to treat from one to more than three indications and if a given Licensed Product utilizes only T-reg cell therapy or is a combination of both T-reg cell therapy and exosomes. Therefore, the lowest tier is paid when there is only a single indication being addressed with a single product. The highest tier is paid only on combination products where there are three or more indications being served. We are also required to pay a low single digit percentage for certain licensed services. We are required to pay royalties at between 10% to 20% of sublicense revenue. Commencing on January 1, 2025, the minimum amount which will be owed by us once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In February 2021, we executed the SRA with HMRI. Pursuant to the SRA, we agreed to fund $1.5 million in research in the area of neurodegenerative diseases through February 2022. We subsequently amended the SRA to extend the term through February 2025, which includes an annual funding commitment of $1.5 million per year. As of September 15, 2022, we provided notice to HMRI regarding termination of the SRA in expectation that a reduced yearly budget be negotiated post termination. On May 4, 2023, we executed the SRA with HMRI, in which we agreed to fund approximately $0.5 million through May 2024. We incurred $0.3 million and $1.6 million in research and development expenses under the SRA during the years ended December 31, 2023 and 2022, respectively.

ARScience License Agreement

In August 2022, we entered into the ARS License Agreement with ARS pursuant to which ARS granted us an option to, if we choose to exercise such option, to acquire an exclusive, royalty-bearing license for two patents regarding certain formulations of IL-2 (the product that serves as the basis for COYA 301), with the right to grant sublicenses through multiple tiers under these patents. In consideration for the ARS Option, we paid ARS a one-time, non-refundable, non-creditable option fee of $0.1 million.

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

In addition, we may also owe tiered payments to ARS based on our achievement of certain developmental milestones. Under the ARS License Agreement, we will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. We will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined in the ARS License Agreement), we will pay an aggregate of $11.8 million in developmental milestone payments. We will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and we will owe an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. We will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event we sublicense our rights under the ARS License Agreement, we will owe royalties on sublicense income within the range of 10% to 20%. To date, the $0.1 million option fee and the mid-six-figure up-front fee (upon exercise of the ARS Option) are the only payments made to ARS under ARS License Agreement.

Dr. Reddy's License and Supply Agreement

In March 2023, we entered into the DRL Supply Agreement with DRL. The DRL Supply Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Supply Agreement, we will in-license DRL_AB to be used in the development and commercialization of COYA 302 in the U.S., Canada, Mexico, South America, the European Union, the United Kingdom, and Japan. In consideration for the license, we paid a one-time, non-refundable upfront fee of $0.4 million. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Supply Agreement), of which an aggregate of $0.2 million has been paid to date, and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Supply Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Supply Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Supply Agreement).

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and
•
provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the fiscal quarter ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).
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

4.6	Form of Newbridge/Allele Warrant used in December 2023 Private Placement (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2023).
4.7*	Description of Securities of Coya Therapeutics, Inc.
10.1

The Amended and Restated Coya Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

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

10.6†

Amended and Restated Employment Agreement, dated July 11, 2023, between the Company and Dr. Fred Grossman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 14, 2023).

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

10.13	Series A Placement Agent Warrant (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).
10.14	Convertible Note Placement Agent Warrant (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).
10.15†	Form of Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).
10.16	Form of Securities Purchase Agreement December 2023 Private Placement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2023).
10.17#

License and Supply Agreement by and between Coya Therapeutics, Inc. and Dr. Reddy's Laboratories Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.18*#	Development and License Agreement by and among Coya Therapeutics, Inc., Dr. Reddy's Laboratories SA, and Dr. Reddy's Laboratories Ltd., dated December 5, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Coya Therapeutics, Inc.

Date: March 19, 2024	By:	/s/ Howard Berman
Name: Howard Berman
Title: Chief Executive Officer

Date: March 19, 2024	By:	/s/ David Snyder
Name: David Snyder
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard Berman	Chief Executive Officer and Director	March 19, 2024
Howard Berman	(Principal Executive Officer)

/s/ David Snyder	Chief Financial Officer	March 19, 2024
David Snyder	(Principal Financial and Accounting Officer)
Chief Operating Officer

/s/ Ann Lee	Director	March 19, 2024
Ann Lee

/s/ Anabella Villalobos	Director	March 19, 2024
Anabella Villalobos

/s/ Hideki Garren	Director	March 19, 2024
Hideki Garren

/s/ Dov Goldstein	Director	March 19, 2024
Dov Goldstein

/s/ Dieter Weinand	Director	March 19, 2024
Dieter Weinand

/s/ Wilbur L. Ross	Director	March 19, 2024
Wilbur Ross

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Coya Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Coya Therapeutics, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Austin, Texas

March 19, 2024

COYA THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,626,768	$5,933,702
Collaboration receivable	7,500,000	-
Prepaids and other current assets	1,069,557	1,251,264
Total current assets	41,196,325	7,184,966
Fixed assets, net	65,949	93,310
Deferred financing costs	-	1,117,290
Total assets	$41,262,274	$8,395,566

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,155,656	$1,815,270
Accrued expenses	2,973,215	2,008,361
Deferred collaboration revenue	923,109	-
Total current liabilities	5,051,980	3,823,631
Deferred collaboration revenue	574,685	-
Convertible promissory notes	-	12,965,480
Total liabilities	5,626,665	16,789,111

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none and 7,500,713 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	8,793,637
Common stock, $0.0001 par value; 200,000,000 shares authorized; 14,405,325 and 2,590,197 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,441	259
Additional paid-in capital	61,501,801	681,106
Subscription receivable	(11,250)	-
Accumulated deficit	(25,856,383)	(17,868,547)
Total stockholders' equity (deficit)	35,635,609	(8,393,545)
Total liabilities and stockholders' equity (deficit)	$41,262,274	$8,395,566

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Collaboration revenue	$6,002,206	$-
Operating expenses:
Research and development	5,501,527	4,412,498
In-process research and development	543,186	525,000
General and administrative	7,833,481	4,847,080
Depreciation	27,361	27,361
Total operating expenses	13,905,555	9,811,939
Loss from operations	(7,903,349)	(9,811,939)
Other income:
Change in fair value of convertible promissory notes	-	(2,496,510)
Other income, net	639,365	63,673
Pre-tax loss	(7,263,984)	(12,244,776)
Income tax expense	(723,852)	-
Net loss	$(7,987,836)	$(12,244,776)

Share information:
Net loss per share of common stock, basic and diluted	$(0.79)	$(4.73)
Weighted-average shares of common stock outstanding, basic and diluted	10,163,850	2,590,173

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Additional			Total
	Series A		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance as of December 31, 2021	7,500,713	$8,793,637	2,590,051	$259	$473,602	$-	$(5,623,771)	$3,643,727
Exercise of stock options	-	-	146	-	158	-	-	158
Stock-based compensation expense	-	-	-	-	207,346	-	-	207,346
Net loss	-	-	-	-	-	-	(12,244,776)	(12,244,776)
Balance as of December 31, 2022	7,500,713	8,793,637	2,590,197	259	681,106	-	(17,868,547)	(8,393,545)
Conversion of convertible preferred stock upon initial public offering	(7,500,713)	(8,793,637)	1,316,926	132	8,793,505	-	-	-
Conversion of convertible promissory notes upon initial public offering	-	-	2,736,488	274	12,965,206	-	-	12,965,480
Sale of common stock in initial public offering and over-allotment option, net of issuance costs of $2.3 million	-	-	3,287,804	329	14,136,099	-	-	14,136,428
Exercise of stock options, net of share settlements	-	-	85,528	8	89,939	-	-	89,947
Exercise of warrants	-	-	1,500	-	11,250	(11,250)	-	-
Stock-based compensation expense and vesting of restricted stock units	-	-	16,500	2	872,246	-	-	872,248
Sale of common stock in 2023 Private Placement, net of issuance costs of $2.5 million	-	-	4,370,382	437	23,952,450	-	-	23,952,887
Net loss	-	-	-	-	-	-	(7,987,836)	(7,987,836)
Balance as of December 31, 2023	-	$-	14,405,325	$1,441	$61,501,801	$(11,250)	$(25,856,383)	$35,635,609

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,987,836)	$(12,244,776)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	27,361	27,361
Change in fair value of convertible promissory notes	-	2,496,510
Stock-based compensation, including the issuance of restricted stock	872,248	207,346
Debt issuance costs	-	997,367
Acquired in-process research and development assets	543,186	525,000
Changes in operating assets and liabilities:
Collaboration receivable	(7,500,000)	-
Prepaids and other current assets	181,707	(920,002)
Accounts payable	298,816	845,284
Accrued expenses	877,913	826,556
Deferred collaboration revenue	1,497,794	-
Net cash used in operating activities	(11,188,811)	(7,239,354)
Cash flows from investing activities:
Purchase of in-process research and development assets	(543,186)	(525,000)
Net cash used in investing activities	(543,186)	(525,000)
Cash flows from financing activities:
Proceed from sale of common stock from 2023 Private Placement, net of offering costs	24,084,805	-
Proceeds from issuance of common stock upon IPO, net of offering costs	14,250,311	-
Payment of deferred financing costs related to the IPO	-	(113,883)
Proceeds from the issuance of convertible promissory notes	-	10,468,970
Payment of debt issuance costs	-	(997,367)
Proceeds from the exercise of stock options	89,947	158
Net cash provided by financing activities	38,425,063	9,357,878
Net increase in cash and cash equivalents	26,693,066	1,593,524
Cash and cash equivalents as of beginning of the year	5,933,702	4,340,178
Cash and cash equivalents as of end of the year	$32,626,768	$5,933,702

Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock upon IPO	$8,793,637	$-
Conversion of convertible promissory notes upon IPO	$12,965,480	$-
Subscription receivable related to warrant exercise	$11,250	$-
Financing costs related to the 2023 Private Placement in accrued expenses	$86,940	$-
Financing costs related to the 2023 Private Placement in accounts payable	$44,978	$-
Deferred financing costs related to the IPO in accrued expenses	$-	$1,003,408

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Going Concern and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $25.9 million as of December 31, 2023. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess its ability to continue as a going concern within one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). In the year ended December 31, 2023, the following events occurred: in January 2023, the Company received net proceeds of $14.1 million from the closing of its initial public offering (Note 8); in December 2023, the Company received net proceeds of $24.0 million from the closing of its private placement (Note 8), and in December 2023, the Company entered into a Development and License Agreement (the “DRL Development Agreement”) with Dr. Reddy’s Laboratories Ltd. (“DRL”), and its affiliate, Dr. Reddy’s Laboratories SA (collectively, “Dr. Reddy’s”), pursuant to which the Company received an upfront payment of $7.5 million in January 2024. As a result of these events, the going concern uncertainty that was disclosed in the financial statements for the year ended December 31, 2022 was alleviated during 2023. As of December 31, 2023, the Company had cash and cash equivalents of $32.6 million, which is expected to enable the Company to fund its operating expenses and capital expenditure requirements into 2026.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Significant areas that require management’s estimates include fair value of the Company’s convertible promissory notes, the fair value of the Company's equity, prior to being publicly traded, and related inputs, including discount for lack of marketability and volatility, and the grant date fair value of stock options (Note 9), useful life of fixed assets, the allocation of transaction price as it relates to the Company's DRL Development Agreement, and accrued research and development expenses.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment.

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments. Convertible promissory notes were recorded at fair value on a recurring basis (Note 3).

Collaboration Revenues

The Company’s revenues have been solely generated through the DRL Development Agreement Note 12,which falls under the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808") as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is within the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including delivery of a good or service (i.e. unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations. The terms of the arrangement includes payments to the Company of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps:(i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company's revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements.

Royalties: If the Company is entitled to receive sales-based royalties from its collaborator, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as collaboration receivable in the Company’s balance sheet. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred collaboration revenue in the Company’s balance sheet. See Note 12 for a full discussion of the Company’s collaboration arrangement.

There was no deferred revenue or receivables as of December 31, 2022.

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

Deferred financing costs

The Company capitalizes costs that are directly associated with in-process equity and debt financing until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, deferred financing costs are expensed. During the year ended December 31, 2023, the Company had incurred $2.5 million and $1.2 million in fees associated with its 2023 Private Placement and IPO, respectively, which were recorded against gross proceeds of each respective financing event within additional paid-in capital in the balance sheet. During the year ended December 31, 2022, the Company incurred $1.1 million in fees associated with the IPO, which are recognized as deferred financing costs on the balance sheet as of December 31, 2022, and were subsequently recorded against gross proceeds upon the closing of the IPO in January 2023. The Company elected to account for its convertible promissory notes (Note 8) using the fair value option under ASC 815, and as such, issuance costs of $1.0 million were immediately expensed as a component of general and administrative expense in the statements of operations during the year ended December 31, 2022.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Upfront milestone payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered.

In-Process Research and Development

Research and development costs incurred in obtaining technology licenses are charged to in-process research and development expense if the technology licensed has not reached technological feasibility which includes manufacturing, clinical, intellectual property and/or regulatory success which has no alternative future use. The licenses purchased by the Company, which are further described in Note 7, require substantial completion of research and development and regulatory and marketing approval efforts in order to reach technological feasibility. As such, since inception, the purchase price of licenses acquired is classified as acquired in-process research and development expenses in the statements of operations.

Patent costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs were $0.1 million during the years ended December 31, 2023 and 2022, which are included in general and administrative expenses in the accompanying statements of operations.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company did not recognize any impairment of long‑lived assets for the years ended December 31, 2023 or 2022.

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	As of December 31,
	2023	2022
Series A Convertible Preferred Stock	-	1,316,926
Convertible promissory notes (as converted)	-	2,736,488
Common stock warrants	2,492,241	92,184
Stock options	1,134,145	478,570
	3,626,386	4,624,168

Amounts in the above table reflect the common stock equivalents.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. The Company adopted the guidance using a modified retrospective approach as of January 1, 2023 which resulted in no cumulative-effect adjustment to accumulated deficit.

Recently issued but not yet adopted accounting pronouncements

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 16, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The company is currently evaluating the effect of this pronouncements on its disclosures.

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

December 31, 2023
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$32,626,768	$32,626,768

December 31, 2022
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$5,933,702	$5,933,702
Liabilities:
Convertible promissory notes	Note 8	Level 3	$12,965,480	$12,965,480

In April 2022 the Company issued unsecured convertible promissory notes to various investors. Due to the number of embedded provisions contained in the convertible promissory notes, the fair value option, as prescribed by ASC 815, was elected and applied in connection with the preparation of these financial statements. The fair value of the convertible promissory notes is determined using a scenario-based analysis that estimates the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various IPO, settlement, equity financing, corporate transaction and dissolution scenarios.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Balance January 1, 2022	$-
Issuance of convertible promissory notes	10,468,970
Fair value adjustments	2,496,510
Balance at December 31, 2022	12,965,480
Conversion of convertible promissory notes upon IPO	(12,965,480)
Balance at December 31, 2023	$-

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	As of December 31,
	2023	2022
Prepaid research and development	$125,000	$175,860
Prepaid insurance	858,541	1,051,329
Prepaid other	86,016	24,075
	$1,069,557	$1,251,264

5. Fixed assets, net

Fixed assets, net consist of:

	As of December 31,
	2023	2022
Lab equipment	$136,804	$136,804
	136,804	136,804
Less: accumulated depreciation	(70,855)	(43,494)
	$65,949	$93,310

Depreciation expense for both the years ended December 31, 2023, and 2022 was $27,361.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

6. Accrued expenses

Accrued expenses consist of:

	As of December 31,
	2023	2022
Accrued research and development	$686,883	$135,864
Accrued payroll	1,081,262	927,006
Accrued professional fees	481,218	945,491
Accrued income tax	723,852	-
	$2,973,215	$2,008,361

7. Commitments and contingencies, including license and sponsored research agreements

License Agreements

Dr. Reddy's License and Supply Agreement

In March 2023, the Company entered into an exclusive License and Supply Agreement (the "DRL Agreement") with DRL. The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, the Company will in-license DRL’s proposed abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), of which the Company has paid an aggregate of $0.2 million to date, and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement).

ARS Agreement

In August 2022, the Company entered into a License Agreement (the “ARS License Agreement”) with ARScience Biotherapeutics, Inc. (“ARS”) pursuant to which ARS granted the Company an option to acquire an exclusive, royalty-bearing license for two patents, with the right to grant sublicenses through multiple tiers under these patents (the “ARS Option”). In consideration for the ARS Option, the Company paid ARS a one-time, non-refundable, non-creditable option fee of $0.1 million and a mid-six figure up-front fee, which were expensed as in-process research and development expense in the accompanying statements of operations for the year ended December 31, 2022.

The Company may also owe tiered payments to ARS based on its achievement of certain developmental milestones. Under the ARS License Agreement, the Company will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. The Company will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined in the ARS License Agreement) the Company will pay an aggregate of $11.8 million in developmental milestone payments. The Company will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. The Company will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event the Company sublicenses its rights under the ARS License Agreement, the Company will owe royalties on sublicense income within the range of 10% to 20%.

Houston Methodist Agreements

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the years ended December 31, 2023 and 2022. In addition to the equity issuance and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Commencing on January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement

In February 2021, the Company entered into a one-year Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HRMI”), a Texas nonprofit corporation and an affiliate of Methodist, which can be extended or renewed by mutual agreement. Under the SRA, the Company agreed to fund up to $1.5 million in research in the area of neurodegenerative diseases performed by HRMI. In return, the Company will gain expanded access to data methods and know-how per the SRA, and, if the research produces intellectual property, the Company will have all first rights to the intellectual property. As of September 15, 2022, the Company provided notice to HMRI regarding termination of the SRA in expectation that a reduced yearly budget be negotiated post termination. On May 4, 2023, the Company executed the SRA with HMRI, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company incurred $0.3 million and $1.6 million in research and development expenses under the SRA during the years ended December 31, 2023 and 2022, respectively.

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

8. Convertible promissory notes, convertible preferred stock and stockholders’ equity (deficit)

Private Placement

On December 5, 2023, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,370,382 shares of its common stock at a price of $6.06 per share of common stock (the

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

"2023 Private Placement"). The offering resulted in net proceeds of $24.0 million after deducting placement agent commissions and other offering expenses. In connection with the 2023 Private Placement and as a form of payment for services provided by a co-placement agent and financial advisor, the Company issued warrants to purchase up to 319,004 shares of common stock at an exercise price of $7.58 per share. Such warrants have a term of four years from issuance, and will be exercisable beginning six months from the closing of the 2023 Private Placement.

Initial Public Offering

On January 3, 2023, the Company completed its IPO in which the Company sold 3,050,000 shares of its common stock and accompanying warrants to purchase 1,525,000 shares of common stock. The warrants were sold at the rate of one warrant for every two shares of common stock purchased in the IPO, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant was sold at a combined offering price of $5.00. The Company received net proceeds of $13.0 million after deducting underwriting discounts, commissions, and other offering expenses paid by the Company, including additional costs incurred during the year ended December 31, 2023. The Company issued its underwriters 213,500 warrants with an exercise price of $6.25 per warrant and a contractual term of four years as additional consideration. In connection with the closing of the IPO, (i) all of the Company's outstanding shares of Series A convertible preferred stock ("Series A") converted into an aggregate of 1,316,926 shares of common stock, (ii) the Company's convertible promissory notes converted into an aggregate of 2,736,488 shares of common stock, and (iii) the Company filed an amended and restated certificate of incorporation to, among other things, increase the number of authorized shares of common stock to 200,000,000 and increase the number of authorized shares of preferred stock to 10,000,000.

In connection with the IPO, the Company granted its underwriters a 30-day over-allotment option ("Over-Allotment") to purchase up to an additional 290,000 shares of common stock and warrants to purchase 145,000 shares of common stock to cover over-allotments at a combined offering price of $5.00, less underwriting discount. The warrants have an exercise price of $7.50 per share. On January 25, 2023, the underwriters purchased 237,804 shares of common stock and 145,000 warrants to purchase common stock at a combined offering price of $5.00 per share in connection with Over-Allotment. Upon the sale of the Over-Allotment, the Company issued its underwriters an additional 16,646 warrants with an exercise price of $6.25 per warrant and a contractual term of four years. The Company received net proceeds of $1.1 million after deducting underwriting discounts for the common stock and warrants issued in connection with the Over-Allotment.

Common Stock Warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. During the year ended December 31, 2023, warrants related to the IPO were exercised for 1,500 shares of common stock. Such shares of common stock were released to the warrant holder prior to the receipt of proceeds for the exercise price of $7.50 per share, resulting in a subscription receivable in the balance sheet as of December 31, 2023.

As of December 31, 2023, the Company had the following warrants outstanding to acquire shares of its common stock:

Warrant Type	Outstanding	Exercise price per share	Expiration date
Common stock warrants issued related to the IPO	1,523,500	$7.50	December 2024
Common stock warrants issued related to the Over-Allotment option	145,000	$7.50	December 2024
Common stock warrants issued to underwriters as compensation for IPO	230,146	$6.25	December 2026
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	182,407	$6.00	January 2028
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	92,184	$9.15	December 2025
Common stock warrants issued as compensation for the 2023 Private Placement	319,004	$7.58	December 2027
	2,492,241

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Reverse Stock Split

In December 2022, the Company effected a one-for-5.6955 reverse stock split of its common stock. No fractional shares were issued in connection with the reverse stock split. Any fractional share resulting from the reverse stock split was rounded down to the nearest whole share, and in lieu of any fractional shares, the Company paid cash to the holders of such fractional shares an amount equal to the fair value, as determined by the board of directors, of such fractional shares. All common stock, per share and related information presented in the financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split.

9. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. As of December 31, 2023, 1,244,857 shares of the Company’s common stock were authorized to be issued, of which 24,746 shares were available for future issuance.

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

	Years Ended December 31,
	2023	2022
General and administrative	$545,149	$91,635
Research and development	327,099	115,711
	$872,248	$207,346

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the years ended December 31, 2023:

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2023	478,570	$1.85	8.7
Granted	760,042	$3.90
Exercised	(85,528)	$1.17		$345,293
Forfeited	(18,939)	$3.48
Outstanding at December 31, 2023	1,134,145	$3.24	8.7	$4,724,761
Exercisable at December 31, 2023	442,679	$2.53	8.2	$2,158,479
Vested and expected to vest at December 31, 2023	1,134,145	$3.24	8.7	$4,724,761

As of December 31, 2023, the unrecognized compensation cost was $1.8 million, and will be recognized over an estimated weighted-average amortization period of 2.1 years. During the year ended December 31, 2023, 2,784 options were net share settled, resulting in the issuance of 3,007 shares of common stock and 82,521 options were exercised on a cash basis.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the years ended December 31, 2023 and 2022 was determined using the methods and assumptions discussed below.

•
The expected term of employee stock options with service-based vesting is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.
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

The grant date fair value of each option grant for the years ended December 31, 2023 and 2022 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	4.0%	3.3%
Expected term (years)	5.8	5.6
Expected volatility	93.82%	83.48%
Expected dividend yield	-	-

Restricted Stock Unit Awards

During the year ended December 31, 2023, the Company issued restricted stock ("RSU") to external consultants which immediately vested upon grant. The fair value of an RSU is equal to the fair market value price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense of $0.1 million for the year ended December 31, 2023.

The following table summarizes activity related to RSU stock-based payment awards:

		Weighted average
	Number of	grant date
	Shares	fair value
Beginning balance at January 1, 2023	-	$-
Granted and Vested	16,500	4.61
Ending balance at December 31, 2023	16,500	$4.61

10. Income taxes

Income tax expense for the years ended December 31, 2023 and 2022 consists of the following:

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

	As of December 31,
	2023	2022
U.S. federal
Current	$718,582	$-
Deferred	-	-
Total U.S. federal	718,582	-
State and local
Current	5,270	-
Deferred	-	-
Total State and local	5,270	-
Income tax expense	$723,852	$-

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	As of December 31,
Rate reconciliation:	2023	2022
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
Permanent differences	0.2	4.6
State income tax	(0.1)	-
Research and development credits	(2.9)	-
Change in tax rate	(0.2)	-
Change in valuation allowance	34.2	16.4
Other	(0.1)	-
Total provision	10.1%	-%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company's deferred tax assets consisted of the following:

	As of December 31,
Deferred tax assets	2023	2022
Startup costs	$2,945,099	$1,502,023
Section 174 capitalization	1,860,806	873,687
Share-based compensation	144,105	51,795
Net operating losses	439,349	608,738
Accrued expenses and other	45,133	60,521
Capitalized license fees	47,526	47,250
Credit carryforwards	30,035	-
Deferred revenue	121,388	-
Fixed assets	(8,325)	(60)
Valuation allowance	(5,625,116)	(3,143,954)
Deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2023 and 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2.1 million and $2.9 million, respectively. Net operating losses are available to offset future federal taxable income. Generally, net operating losses generated after 2017 may be carried forward indefinitely but limited to 80% of federal taxable income each year.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. Based upon our analysis, we have determined that such an ownership change has occurred and a Section 382 limitation has been applied in the current year to limit the amount of tax attributes utilized.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no interest or penalties related to uncertain tax positions. All tax years of the Company from inception are open to examination by federal tax and state tax authorities. To the extent utilized in future years’ tax returns, net operating loss carryforwards as of December 31, 2023 will remain subject to examination until utilized. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2023.

11. Related party transactions

During the year ended December 31, 2022, in connection with issuance of the convertible promissory notes, the Company incurred debt issuance costs of $1.0 million, of which $0.7 million was paid to a related party, which was expensed as a component of general and administrative expense in the statements of operations. In addition, the Company incurred $0.7 million placement agent fees in connection with the issuance of the Company’s Series A, which were paid to an affiliate of the pre-Merger owners of Coya Therapeutics, Inc. As described in Note 8, the placement agent also received warrants for the purchase of 92,184 shares of the Company’s common stock.

12. DRL Development Agreement

In December 2023, the Company entered into a Development and License Agreement (the “DRL Development Agreement”) with DR. Reddy's, pursuant to which, among other things, the Company granted to DR. Reddy's an exclusive, royalty-bearing right and license (the "License") to commercialize COYA 302, a proprietary co-pack kit containing low dose IL-2 and CTLA4-Ig, (“COYA 302” or the “Product”) solely for use in patients with amyotrophic lateral sclerosis (“ALS" or the “Field”) in the United States, Canada, the European Union and the United Kingdom (collectively, the “New Territories”). The Company previously granted DRL an exclusive license to obtain regulatory approval and commercialize the Product for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the DRL Agreement entered between the Company and DRL, effective as of April 1, 2023 (Note 7). As part of the DRL Development Agreement, the Company is responsible for certain development activities to advance the Product through clinical development ("R&D Services").

The collaboration is managed by a joint steering committee (“JSC”) which is comprised of representatives from both parties. Decisions of the JSC are made by consensus. If the JSC is unable to reach a consensus, and the parties’ executives are not able to resolve the dispute, then Dr. Reddy’s has final decision-making authority, subject to specified limitations (as set forth in the DRL Development Agreement).

Pursuant to the DRL Development Agreement, the Company is entitled to an up-front, nonrefundable payment of $7.5 million which was recorded as collaboration receivable as of December 31, 2023. Additionally, the Company is entitled to receive (i) an additional $4.2 million upon FDA acceptance of an Investigational New Drug, or IND, application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. The DRL Development Agreement also calls for up to an aggregate of approximately $40.0 million in development milestones and up to an aggregate of approximately $677.3 million in sales milestones, related to the New

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Territories, should all such development and sales milestones be achieved. The Company will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of the Product in the low to mid-teens.

Both parties shall discuss in good faith and agree in writing on the terms of a commercial supply agreement for the purpose of supply of COYA 302 to Dr. Reddy’s. No such agreement has been entered into at the time of the filing of this Annual Report on Form 10-K.

The DRL Development Agreement expires on a country-by-country basis upon expiration of Dr. Reddy's obligation to make royalty payments for Product in each territory. Dr. Reddy's has the right to terminate the agreement upon specified prior written notice to the Company. Additionally, either party may terminate the agreement in the event of an uncured material breach of the agreement by, or insolvency of, the other party. Either party may terminate the agreement in the event that the other party commences a legal action challenging the validity, enforceability or scope of any licensed patent rights.

In accordance with the guidance, the Company identified the following commitments under the arrangement: 1) the License and 2) the R&D Services. The Company determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue as the Company fulfills these performance obligations. The Company included the $7.5 million upfront payment in the transaction price as of the outset of the arrangement and allocated that transaction price to the two performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the R&D Services was estimated using the expected cost-plus margin approach. During the year ended December 31, 2023, the Company allocated the transaction price to the performance obligations and recorded $6.0 million in transaction price associated with the License as collaboration revenue for the year ended December 31, 2023. The Company will recognize the remaining transaction price of $1.5 million allocated to the R&D Services over the period of performance, using an inputs approach. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties will be recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied).

13. Subsequent events

The Company has evaluated subsequent events from the balance sheet date through March 19, 2024, the date at which the financial statements were issued and has determined that there are no such events to report outside of the below:

In January 2023, the Company received the up-front, nonrefundable payment of $7.5 million from Dr. Reddy's, pursuant to the DRL Development Agreement.