Form 10-Q
period 2024-03-31
Coya Therapeutics, Inc.
filed 2024-05-09
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s common stock outstanding as of May 7, 2024 was 14,618,172.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,989,406	$32,626,768
Collaboration receivable	-	7,500,000
Prepaids and other current assets	1,344,955	1,069,557
Total current assets	37,334,361	41,196,325
Fixed assets, net	59,109	65,949
Total assets	$37,393,470	$41,262,274

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,587,943	$1,155,656
Accrued expenses	2,041,530	2,973,215
Deferred collaboration revenue	689,669	923,109
Total current liabilities	4,319,142	5,051,980
Deferred collaboration revenue	681,287	574,685
Total liabilities	5,000,429	5,626,665

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of March 31, 2024 or December 31, 2023	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 14,613,172 and 14,405,325 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,462	1,441
Additional paid-in capital	63,449,125	61,501,801
Subscription receivable	(149,250)	(11,250)
Accumulated deficit	(30,908,296)	(25,856,383)
Total stockholders' equity	32,393,041	35,635,609
Total liabilities and stockholders' equity	$37,393,470	$41,262,274

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$126,838	$-
Operating expenses:
Research and development	3,138,159	1,231,712
In-process research and development	25,000	-
General and administrative	2,439,841	1,661,544
Depreciation	6,840	6,840
Total operating expenses	5,609,840	2,900,096
Loss from operations	(5,483,002)	(2,900,096)
Other income:
Other income, net	431,089	163,634
Net loss	$(5,051,913)	$(2,736,462)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.35)	$(0.28)
Weighted-average shares of common stock outstanding, basic and diluted	14,457,839	9,721,847

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Additional			Total
	Series A		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2023	-	$-	14,405,325	$1,441	$61,501,801	$(11,250)	$(25,856,383)	$35,635,609
Stock-based compensation expense	-	-	-	-	435,663	-	-	435,663
Exercise of stock options	-	-	1,829	-	1,975	-	-	1,975
Proceeds from subscription receivable	-	-	-	-	-	11,250	-	11,250
Exercise of warrants	-	-	206,018	21	1,509,686	(149,250)	-	1,360,457
Net loss	-	-	-	-	-	-	(5,051,913)	(5,051,913)
Balance, March 31, 2024	-	$-	14,613,172	$1,462	$63,449,125	$(149,250)	$(30,908,296)	$32,393,041

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2022	7,500,713	$8,793,637	2,590,197	$259	$681,106	$(17,868,547)	$(8,393,545)
Conversion of convertible preferred stock upon initial public offering	(7,500,713)	(8,793,637)	1,316,926	132	8,793,505	-	-
Conversion of convertible promissory notes upon initial public offering	-	-	2,736,488	274	12,965,206	-	12,965,480
Sale of common stock in initial public offering and over-allotment option, net of issuance costs of $2.3 million	-	-	3,287,804	329	14,136,099	-	14,136,428
Stock-based compensation expense and vesting of restricted stock units	-	-	16,500	2	180,385	-	180,387
Net loss	-	-	-	-	-	(2,736,462)	(2,736,462)
Balance, March 31, 2023	-	$-	9,947,915	$996	$36,756,301	$(20,605,009)	$16,152,288

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,051,913)	$(2,736,462)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,840	6,840
Stock-based compensation, including the issuance of restricted stock	435,663	180,387
Acquired in-process research and development assets	25,000	-
Changes in operating assets and liabilities:
Collaboration receivable	7,500,000	-
Prepaids and other current assets	(275,398)	239,295
Accounts payable	477,265	(270,111)
Accrued expenses	(844,745)	(1,283,674)
Deferred collaboration revenue	(126,838)	-
Net cash provided by (used in) operating activities	2,145,874	(3,863,725)
Cash flows from investing activities:
Purchase of in-process research and development assets	(25,000)	-
Net cash used in investing activities	(25,000)	-
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	-	14,250,311
Proceeds from subscription receivable	11,250	-
Payment of financing costs related to the 2023 Private Placement	(131,918)	-
Proceeds from the exercise of stock options	1,975	-
Proceeds from the exercise of warrants	1,360,457	-
Net cash provided by financing activities	1,241,764	14,250,311
Net increase in cash and cash equivalents	3,362,638	10,386,586
Cash and cash equivalents as of beginning of the period	32,626,768	5,933,702
Cash and cash equivalents as of end of the period	$35,989,406	$16,320,288

Supplemental disclosures of non-cash financing and investing activities:
Conversion of convertible preferred stock upon initial public offering	$-	$8,793,637
Conversion of convertible promissory notes upon initial public offering	$-	$12,965,480
Subscription receivable related to warrant exercise	$149,250	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

NOTES TO CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations through 2023 and has an accumulated deficit of $30.9 million as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). As of March 31, 2024, the Company had cash and cash equivalents of $36.0 million, which is expected to enable the Company to fund its operating expenses and capital expenditure requirements into 2026, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

On January 3, 2023, the Company completed its initial public offering (“IPO”) in which the Company sold 3,050,000 shares of its common stock and accompanying warrants to purchase 1,525,000 shares of common stock. The warrants were sold at the rate of one warrant for every two shares of common stock purchased in the IPO, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant was sold at a combined offering price of $5.00 for gross proceeds of approximately $15.3 million, before deducting underwriting discounts, commissions, and other offering expenses paid by the Company. On January 25, 2023, the underwriters exercised their over-allotment option in part and thereby purchased an additional 237,804 shares of common stock and 145,000 warrants to purchase common stock at a combined offering price of $5.00 per share. The warrants have an exercise price of $7.50 per share. In total the Company raised $16.4 million in gross proceeds and $14.1 million in net proceeds in its IPO.

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

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of March 31, 2024, and its statements of operations, stockholders’ equity (deficit), and its cash flows for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 and 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 found in the Annual Report on Form 10-K.

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

Significant areas that require management’s estimates include fair value of the Company’s convertible promissory notes, the grant date fair value of stock options (Note 8), the allocation of transaction price as it relates to the Company's DRL Development Agreement, and accrued research and development expenses.

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.

Collaboration revenues

The Company’s revenues have been solely generated through the DRL Development Agreement (Note 9), which falls under the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808") as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is within the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including delivery of a good or service (i.e. unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations. The terms of the arrangement includes payments to the Company of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Milestone Payments: At the inception of an agreement that includes regulatory or commercial milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting period, the Company assesses the probability of achievement of each milestone under its current agreements.

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

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as collaboration receivable in the Company’s balance sheet. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred collaboration revenue in the Company’s balance sheet. See Note 9 for a full discussion of the Company’s collaboration arrangement.

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

In-process research and development

Research and development costs incurred in obtaining technology licenses are charged to in-process research and development expense if the technology licensed has not reached technological feasibility which includes manufacturing, clinical, intellectual property and/or regulatory success which has no alternative future use. The licenses purchased by the Company, which are further described in Note 6, require substantial completion of research and development and regulatory and marketing approval efforts in order to reach technological feasibility. As such, since inception, the purchase price of licenses acquired is classified as acquired in-process research and development expenses in the statements of operations.

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

The expected term of the stock options is estimated using the “simplified method” as the Company does not have sufficient historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of March 31, 2024, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise of securities, such as common stock warrants and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (unaudited):

	As of March 31,
	2024	2023
Common stock warrants	2,286,223	2,174,737
Stock options	1,698,730	1,014,543
	3,984,953	3,189,280

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets measured at fair value on a recurring basis:

March 31, 2024 (unaudited)
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$35,989,406	$35,989,406

December 31, 2023
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$32,626,768	$32,626,768

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	March 31,	December 31,
	2024	2023
Prepaid research and development	$553,724	$125,000
Prepaid insurance	642,443	858,541
Prepaid other	148,788	86,016
	$1,344,955	$1,069,557

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	March 31,	December 31,
	2024	2023
Accrued research and development	$842,480	$686,883
Accrued payroll	235,400	1,081,262
Accrued professional fees	239,798	481,218
Accrued income tax	723,852	723,852
	$2,041,530	$2,973,215

6. Commitments and contingencies, including license and sponsored research agreements

License agreements

Dr. Reddy's License and Supply Agreement

In March 2023, the Company entered into an exclusive License and Supply Agreement (the "DRL Agreement") with DRL. The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, the Company will in-license DRL’s proposed abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), of which the Company has paid an aggregate of $0.2 million to date, and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). In December 2023, the Company granted DRL an exclusive, royalty-bearing right and license to commercialize COYA 302 (Note 9).

ARS License Agreement

In August 2022, the Company entered into a License Agreement (the “ARS License Agreement”) with ARScience Biotherapeutics, Inc. (“ARS”) pursuant to which ARS granted the Company an option, which was exercised in December 2022, to acquire an exclusive, royalty-bearing license for two patents, with the right to grant sublicenses through multiple tiers under these patents (the “ARS Option”).

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three months ended March 31, 2024 and 2023. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Commencing on January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

The Methodist License Agreement provides that in the event the Company sublicense products and services covered by the Methodist License Agreement, then royalties owed to Houston Methodist would be computed as a percentage of payments received by the Company from the sublicensee. In addition, the termination provisions provide that Houston Methodist may terminate the Methodist License Agreement, among other things, in the event that after five years the Company is not “Actively Attempting to Develop or Commercialize,” as such term is defined in the Methodist License Agreement.

Sponsored Research Agreement

In February 2021, the Company entered into a one-year Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, which can be extended or renewed by mutual agreement. Under the SRA, the Company agreed to fund up to $1.5 million in research in the area of neurodegenerative diseases performed by HMRI. In return, the Company will gain expanded access to data methods and know-how per the SRA, and, if the research produces intellectual property, the Company will have all first rights to the intellectual property. As of September 15, 2022, the Company provided notice to HMRI regarding termination of the SRA in expectation that a reduced yearly budget be negotiated post termination. On May 4, 2023, the Company executed a new SRA with HMRI, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company incurred $0.1 million in research and development expenses under the SRA during each of the three months ended March 31, 2024 and 2023.

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

7. Stockholders’ equity (deficit)

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

As of March 31, 2024, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Outstanding	Exercise price per share	Expiration date
Common stock warrants issued related to the IPO	1,345,825	$7.50	December 2024
Common stock warrants issued related to the Over-Allotment option	145,000	$7.50	December 2024
Common stock warrants issued to underwriters as compensation for IPO	201,803	$6.25	December 2026
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	182,407	$6.00	January 2028
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	92,184	$9.15	December 2025
Common stock warrants issued as compensation for the 2023 Private Placement	319,004	$7.58	December 2027
	2,286,223

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's board of directors. Accordingly, 576,213 shares were added to the reserve as of January 1, 2024. As of March 31, 2024, 1,821,070 shares of the Company’s common stock were authorized to be issued, of which 34,545 shares were available for future issuance.

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

	Three Months Ended March 31,
	2024	2023
General and administrative	$267,438	$132,214
Research and development	168,225	48,173
	$435,663	$180,387

Stock options

The Company has issued service-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2024	1,134,145	$3.24	8.7
Granted	566,414	$6.04
Exercised	(1,829)	$1.08		$8,249
Outstanding at March 31, 2024	1,698,730	$4.18	8.9	$9,752,881
Exercisable at March 31, 2024	543,396	$2.76	8.1	$3,889,268
Vested and expected to vest at March 31, 2024	1,698,730	$4.18	8.9	$9,752,881

As of March 31, 2024, the unrecognized compensation cost was $4.1 million, and will be recognized over an estimated weighted-average amortization period of 2.3 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended March 31, 2024 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the three months ended March 31, 2024 and 2023 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.0%	4.1%
Expected term (years)	5.7	5.8
Expected volatility	103.37%	89.71%
Expected dividend yield	-	-

Restricted stock unit awards

During the three months ended March 31, 2023, the Company issued 16,500 restricted stock units ("RSU") to external consultants which immediately vested upon grant. The fair value of an RSU is equal to the fair market value price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense of $76,080 for the three months ended March 31, 2023 related to these RSUs.

9. DRL Development Agreement

In December 2023, the Company entered into a Development and License Agreement (the “DRL Development Agreement”) with DR. Reddy's, pursuant to which, among other things, the Company granted to DR. Reddy's an exclusive, royalty-bearing right and license (the "License") to commercialize COYA 302, a proprietary co-pack kit containing low dose IL-2 and CTLA4-Ig, (“COYA 302” or the “Product”) solely for use in patients with amyotrophic lateral sclerosis (“ALS" or the “Field”) in the United States, Canada, the European Union and the United Kingdom (collectively, the “New Territories”). The Company previously granted DRL an exclusive license to obtain regulatory approval and commercialize the Product for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the DRL Agreement entered between the Company and DRL, effective as of April 1, 2023 (Note 6). As part of the DRL Development Agreement, the Company is responsible for certain development activities to advance the Product through clinical development ("R&D Services").

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

Pursuant to the DRL Development Agreement, the Company received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, the Company is entitled to receive (i) an additional $4.2 million upon FDA acceptance of an Investigational New Drug ("IND"), application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. The DRL Development Agreement also calls for up to an aggregate of approximately $40.0 million in development milestones and up to an aggregate of approximately $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. The Company will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of the Product in the low to mid-teens.

Both parties shall discuss in good faith and agree in writing on the terms of a commercial supply agreement for the purpose of supply of COYA 302 to Dr. Reddy’s. No such agreement has been entered into at the time of the filing of this Quarterly Report on Form 10-Q.

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

In accordance with the guidance, the Company identified the following commitments under the arrangement: 1) the License and 2) the R&D Services. The Company determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue as the Company fulfills these performance obligations. The Company included the $7.5 million upfront payment in the transaction price as of the outset of the arrangement and allocated that transaction price to the two performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the R&D Services was estimated using the expected cost-plus margin approach. The Company has recognized the License portion of the transaction price of $6.0 million in prior periods upon delivery of the License. The Company will recognize the remaining transaction price of $1.5 million allocated to the R&D Services over the period of performance, using an inputs approach. During the three months ended March 31, 2024, the Company recognized $0.1 million of collaboration revenue, which was included in deferred revenue as of December 31, 2023, associated with the performance of R&D Services. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties will be recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied). As of March 31, 2024, $1.4 million of the upfront payment was recorded in deferred revenue in the accompanying balance sheets, of which $0.7 million is estimated to be recognized within one year.

10. Subsequent events

The Company has evaluated subsequent events through May 9, 2024, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report.

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

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of regulatory T cells ("Tregs"). Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi and since their discovery, multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

We have built a diversified product candidate pipeline that includes both ex vivo and in vivo approaches intended to restore the suppressive and immunomodulatory functions of Tregs. Our product candidate pipeline is based on our three distinct potential therapeutic modalities: Treg-enhancing biologics, Treg-derived exosomes, and autologous Treg cell therapy. “Autologous” means the treatment of a patient with human cells derived from the patient itself, whereas “Allogeneic” means the treatment of a patient with human cells derived from a donor other than the patient, where such donor is genetically non-identical. Our core focus is to develop these therapies to target Treg dysfunction, which has been identified to be an important pathophysiological component of neurodegenerative, autoimmune, and metabolic diseases, where new and effective therapies are urgently needed.

Our lead asset, COYA 302, is a Treg-enhancing biologic, which has been developed from key learnings established in our early work and discoveries of our autologous Treg cell therapy asset. Our autologous Treg cell therapy program has completed a Phase 1 and Phase 2a studies in amyotrophic lateral sclerosis, or ALS. We believe the clinical data from these initial studies served as an important confirmation of the underlying immunomodulatory properties of Tregs and their potential therapeutic benefits. These studies have also significantly expanded our own foundational knowledge of the biological activity of Tregs and key biomarkers of disease progression and drug effect, which we believe will be critical for the design of our future clinical and preclinical studies, the selection of future targeted diseases and the overall advancement of our development pipeline. We believe our findings have also established mechanistic benefits of combination biologics to address Treg dysfunction as well as highlighted important advantages of scalability and cost.

COYA 302 is the combination of our proprietary low dose interleukin-2 (COYA 301, or LD IL-2) and the immunomodulatory drug CTLA4-Ig, and we believe this combination has the potential to provide a sustained and durable effect on our first series of indications (neurodegenerative disorders) through targeting of multiple pathways. Our research and clinical efforts have led us to believe that combination biologics using our LD IL-2 as a backbone modality could be the best way to treat neurodegenerative conditions that are inherently driven by a complexity of pathways. We believe COYA 302 represents the most clinically advanced of what we hope will be a family of combination therapies that all feature our LD IL-2. Moreover, given its growing list of indications, we can now refer to COYA 302 as a “Pipeline in a Product.”

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have funded our operations primarily through private convertible preferred stock offerings, a convertible debt financing, the public offering of our securities that closed in January 2023 and private securities offerings. Our net losses were $5.1 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $30.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

The POC study in support of COYA 302, an open label study conducted in 4 ALS patients, evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we intend to design a well-powered and well-controlled study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or low dose IL-2, plus an abatacept proposed biosimilar, or DRL_AB, licensed from Dr. Reddy's Laboratories Ltd., or DRL) in patients with ALS. We are now preparing for an IND filing with the FDA in the second quarter of 2024. We intend to initiate a Phase 2 trial after the acceptance of our IND application by the FDA.

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

Financings

On December 5, 2023, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 4,370,382 shares of our common stock, or the 2023 Private Placement, at a price of $6.06 per share which resulted in net proceeds of approximately $24.0 million. In connection with the 2023 Private Placement, we issued to the placement agents and our financial advisor warrants to purchase up to an aggregate of 319,004 shares of common stock with an exercise price of $7.58 per share. These warrants have a term of four years from issuance, and will be exercisable beginning six months from the closing of the 2023 Private Placement.

On January 3, 2023, we closed our initial public offering, or IPO, of 3,050,000 shares of our common stock and accompanying warrants to purchase up to 1,525,000 shares of common stock. The warrants were offered and sold at the rate of one warrant for every two shares of common stock purchased in the offering, with each full warrant having an exercise price of $7.50 per share. Each share of common stock and accompanying warrant were sold at a combined offering price of $5.00, for gross proceeds of approximately $15.3 million, before deducting underwriting discounts and offering expenses. We issued the underwriters an additional 213,500 warrants with an exercise price of $6.25 per warrant as additional consideration. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 290,000 shares of common stock and warrants to purchase 145,000 shares of common stock at IPO price, less the underwriting discount. On January 25, 2023, we sold an additional 237,804 shares of common stock and accompanying warrants to purchase up to 145,000 shares of common stock upon the underwriters' exercise in part of their over-allotment option for additional gross proceeds of approximately $1.1 million, before deducting underwriting discounts and offering expenses. Upon the sale of the over-allotment option, we issued the underwriters an additional 16,646 warrants with an exercise price of $6.25 per warrant.

Components of Results of Operations

Collaboration Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all. Collaboration revenue represents revenue from the Development and License Agreement, or DRL Development Agreement, pursuant to which we granted DRL, and its affiliate, Dr. Reddy’s Laboratories SA, or collectively, Dr. Reddy's, an exclusive, royalty-bearing right and license to commercialize COYA 302, solely for use in patients with ALS in the United States, Canada, the European Union and the United Kingdom, or collectively, the New Territories.

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

Other Income, Net

Other income, net consists primarily of interest earned on our excess cash.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
Collaboration revenue	$126,838	$-	$126,838
Operating expenses:
Research and development	3,138,159	1,231,712	1,906,447
In-process research and development	25,000	-	25,000
General and administrative	2,439,841	1,661,544	778,297
Depreciation	6,840	6,840	-
Total operating expenses	5,609,840	2,900,096	2,709,744
Loss from operations	(5,483,002)	(2,900,096)	(2,582,906)
Other income:
Other income, net	431,089	163,634	267,455
Net loss	$(5,051,913)	$(2,736,462)	$(2,315,451)

Research and Development Expenses

Research and development expenses increased by $1.9 million from $1.2 million for the three months ended March 31, 2023 to $3.1 million for the three months ended March 31, 2024. The increase was due to a $1.7 million increase in our preclinical expenses and a $0.2 million increase in internal research and development expenses. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. We expect these expenses to continue to grow in the second quarter of 2024. Once the IND for COYA 302 has been approved, we intend to separately classify the expenses for COYA 302 in the table below under “Clinical Product Candidates.”

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	For the Three Months Ended March 31,
	2024	2023
Preclinical product candidates:
COYA 200 Series	$-	$7,684
COYA 300 Series	2,495,289	746,961
Sponsored research	101,986	130,000
Internal costs:
Internal research and development expenses, including stock-based compensation	540,884	347,067
Total	$3,138,159	$1,231,712

General and Administrative Expenses

General and administrative expenses increased by $0.7 million from $1.7 million for the three months ended March 31, 2023 compared to $2.4 million for the three months ended March 31, 2024. The increase was primarily due to an increase in personnel related expenses and consulting fees as we continue to expand our operations to support our research and development efforts.

Other Income, Net

Other income, net increased by $0.3 million from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. The increase is primarily due to interest and dividend income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses and incurred negative cash flows from our operations through 2023. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2024 we have funded our operations through the sale of convertible promissory notes and convertible preferred stock, our IPO, the 2023 Private Placement, and the DRL upfront payment. As of March 31, 2024 we had $36.0 million in cash and cash equivalents and had an accumulated deficit of $30.9 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in) operating activities	$2,145,874	$(3,863,725)
Cash used in investing activities	(25,000)	-
Cash provided by financing activities	1,241,764	14,250,311
Net increase in cash and cash equivalents	$3,362,638	$10,386,586

Operating Activities

During the three months ended March 31, 2024, cash provided by operating activities was $2.1 million. Cash provided by operating activities reflected our net loss of $5.1 million, offset by a $6.7 million net increase in our operating assets and liabilities and noncash charges of $0.4 million related to stock-based compensation. The net increase in our operating assets was mainly related to the receipt of a $7.5 million payment from DRL pursuant to the DRL Development Agreement during the three months ended March 31, 2024.

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

Investing Activities

During the three months ended March 31, 2024, we purchased $25,000 of in-process research and development assets. There were no such activities during the three months ended March 31, 2023.

Financing Activities

During the three months ended March 31, 2024, financing activities provided $1.2 million of cash from the proceeds received from the exercise of warrants of $1.3 million, partially offset by $0.1 million in payments of offering costs related to the 2023 Private Placement.

During the three months ended March 31, 2023, financing activities provided $14.3 million of cash from the issuance of common stock upon our initial public offering, net of deferred financing costs.

DRL Development Agreement

In December 2023, we entered into the DRL Development Agreement with Dr. Reddy's, pursuant to which, among other things, we granted to Dr. Reddy's an exclusive, royalty-bearing right and license to commercialize COYA 302 solely for use in patients with ALS in the United States, Canada, the European Union and the United Kingdom, or collectively, the New Territories. We previously granted DRL an exclusive license to obtain regulatory approval and commercialize COYA 302 for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the License and Supply Agreement entered between with DRL, or the DRL Agreement, effective as of April 1, 2023. COYA 302 is comprised of two components, COYA 301 and DRL_AB. In accordance with the DRL Agreement, we in-licensed DRL_AB for the development and commercialization of COYA 302. Further, under the DRL Development Agreement, Dr. Reddy’s is responsible for the development of DRL_AB. We will have the responsibility for the clinical development of COYA 302 and for seeking regulatory approval in the United States for COYA 302 in ALS.

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

Pursuant to the DRL Development Agreement, we received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, we are entitled to receive (i) an additional $4.2 million upon FDA acceptance of an Investigational New Drug, or IND, application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. We anticipate an IND filing will be made in the second quarter of 2024. The DRL Development Agreement also calls for up to an aggregate of $40.0 million in development milestones and up to an aggregate of $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. We will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of COYA 302 in the low to mid-teens (prior to paying royalties due pursuant to previously disclosed license agreements related to COYA 302).

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

Critical Accounting Policies

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report filed on Form 10-K.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In February 2021, we executed the SRA with HMRI. Pursuant to the SRA, we agreed to fund $1.5 million in research in the area of neurodegenerative diseases through February 2022. We subsequently executed a new SRA on May 4, 2023, to fund $0.5 million through May 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on March 19, 2024. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coya Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Howard Berman
Howard Berman
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)