Form 10-Q
period 2024-06-30
Coya Therapeutics, Inc.
filed 2024-08-12
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s common stock outstanding as of August 8, 2024 was 15,221,308.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,575,089	$32,626,768
Collaboration receivable	-	7,500,000
Prepaids and other current assets	3,311,257	1,069,557
Total current assets	39,886,346	41,196,325
Fixed assets, net	52,269	65,949
Total assets	$39,938,615	$41,262,274

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,883,077	$1,155,656
Accrued expenses	1,003,253	2,973,215
Deferred collaboration revenue	939,035	923,109
Total current liabilities	3,825,365	5,051,980
Deferred collaboration revenue	856,650	574,685
Total liabilities	4,682,015	5,626,665

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of June 30, 2024 or December 31, 2023	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,221,308 and 14,405,325 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,523	1,441
Additional paid-in capital	69,055,053	61,501,801
Subscription receivable	-	(11,250)
Accumulated deficit	(33,799,976)	(25,856,383)
Total stockholders' equity	35,256,600	35,635,609
Total liabilities and stockholders' equity	$39,938,615	$41,262,274

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$3,425,271	$-	$3,552,109	$-
Operating expenses:
Research and development	4,566,152	1,067,952	7,704,311	2,299,664
In-process research and development	—	350,000	25,000	350,000
General and administrative	2,088,404	1,829,553	4,528,245	3,491,097
Depreciation	6,840	6,840	13,680	13,680
Total operating expenses	6,661,396	3,254,345	12,271,236	6,154,441
Loss from operations	(3,236,125)	(3,254,345)	(8,719,127)	(6,154,441)
Other income:
Other income	344,445	158,970	775,534	322,604
Net loss	$(2,891,680)	$(3,095,375)	$(7,943,593)	$(5,831,837)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.31)	$(0.54)	$(0.59)
Weighted-average shares of common stock outstanding, basic and diluted	14,915,217	9,947,915	14,686,528	9,835,505

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Additional			Total
	Series A		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2023	-	$-	14,405,325	$1,441	$61,501,801	$(11,250)	$(25,856,383)	$35,635,609
Stock-based compensation expense	-	-	-	-	435,663	-	-	435,663
Exercise of stock options	-	-	1,829	-	1,975	-	-	1,975
Proceeds from subscription receivable	-	-	-	-	-	11,250	-	11,250
Exercise of warrants	-	-	206,018	21	1,509,686	(149,250)	-	1,360,457
Net loss	-	-	-	-	-	-	(5,051,913)	(5,051,913)
Balance as of March 31, 2024	-	-	14,613,172	1,462	63,449,125	(149,250)	(30,908,296)	32,393,041
Stock-based compensation expense and vesting of restricted shares	-	-	5,000	1	662,320	-	-	662,321
Sale of common stock in Private Placement, net of issuance costs of $0.1 million	-	-	603,136	60	4,943,608	-	-	4,943,668
Proceeds from subscription receivable	-	-	-	-	-	149,250	-	149,250
Net loss	-	-	-	-	-	-	(2,891,680)	(2,891,680)
Balance as of June 30, 2024	-	$-	15,221,308	$1,523	$69,055,053	$-	$(33,799,976)	$35,256,600

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2022	7,500,713	$8,793,637	2,590,197	$259	$681,106	$(17,868,547)	$(8,393,545)
Conversion of convertible preferred stock upon initial public offering	(7,500,713)	(8,793,637)	1,316,926	132	8,793,505	-	-
Conversion of convertible promissory notes upon initial public offering	-	-	2,736,488	274	12,965,206	-	12,965,480
Sale of common stock in initial public offering and over-allotment option, net of issuance costs of $2.3 million	-	-	3,287,804	329	14,136,099	-	14,136,428
Stock-based compensation expense and vesting of restricted stock units	-	-	16,500	2	180,385	-	180,387
Net loss	-	-	-	-	-	(2,736,462)	(2,736,462)
Balance as of March 31, 2023	-	-	9,947,915	996	36,756,301	(20,605,009)	16,152,288
Stock-based compensation expense	-	-	-	-	191,110	-	191,110
Net loss	-	-	-	-	-	(3,095,375)	(3,095,375)
Balance as of June 30, 2023	-	$-	9,947,915	$996	$36,947,411	$(23,700,384)	$13,248,023

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,943,593)	$(5,831,837)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	13,680	13,680
Stock-based compensation, including the issuance of restricted stock	1,097,984	371,497
Acquired in-process research and development assets	25,000	350,000
Changes in operating assets and liabilities:
Collaboration receivable	7,500,000	-
Prepaids and other current assets	(2,241,700)	(35,949)
Accounts payable	716,067	(574,283)
Accrued expenses	(1,883,022)	(1,024,729)
Deferred collaboration revenue	297,891	-
Net cash used in operating activities	(2,417,693)	(6,731,621)
Cash flows from investing activities:
Purchase of in-process research and development assets	(25,000)	(350,000)
Net cash used in investing activities	(25,000)	(350,000)
Cash flows from financing activities:
Proceeds from sale of common stock upon initial public offering, net of offering costs	-	14,250,311
Proceeds from sale of common stock	5,000,000	-
Proceeds from subscription receivable	11,250	-
Payment of financing costs related to the 2023 Private Placement	(131,918)	-
Proceeds from the exercise of stock options	1,975	-
Proceeds from the exercise of warrants	1,509,707	-
Net cash provided by financing activities	6,391,014	14,250,311
Net increase in cash and cash equivalents	3,948,321	7,168,690
Cash and cash equivalents as of beginning of the period	32,626,768	5,933,702
Cash and cash equivalents as of end of the period	$36,575,089	$13,102,392

Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock upon initial public offering	$-	$8,793,637
Conversion of convertible promissory notes upon initial public offering	$-	$12,965,480
Financing costs related to the sale of common stock in accounts payable	$56,332	$-

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations through 2023 and has an accumulated deficit of $33.8 million as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). As of June 30, 2024, the Company had cash and cash equivalents of $36.6 million, which is expected to enable the Company to fund its operating expenses and capital expenditure requirements into 2026, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

2. Basis of presentation and significant accounting policies

Basis of presentation

The accompanying condensed unaudited condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB.

In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of June 30, 2024, and its statements of operations, stockholders’ equity (deficit), and its cash flows for the six months ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024 and 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 found in the Annual Report on Form 10-K.

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of June 30, 2024, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (unaudited):

	As of June 30,
	2024	2023
Common stock warrants	2,286,223	2,174,737
Stock options	2,202,658	1,129,543
	4,488,881	3,304,280

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets measured at fair value on a recurring basis:

June 30, 2024 (unaudited)
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$36,575,089	$36,575,089

December 31, 2023
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$32,626,768	$32,626,768

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	June 30,	December 31,
	2024	2023
Prepaid research and development	$2,767,853	$125,000
Prepaid insurance	441,496	858,541
Prepaid other	101,908	86,016
	$3,311,257	$1,069,557

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	June 30,	December 31,
	2024	2023
Accrued research and development	$215,704	$686,883
Accrued payroll	528,240	1,081,262
Accrued professional fees	259,309	481,218
Accrued income tax	-	723,852
	$1,003,253	$2,973,215

6. Commitments and contingencies, including license and sponsored research agreements

License agreements

Dr. Reddy's License and Supply Agreement

In March 2023, the Company entered into an exclusive License and Supply Agreement (the "DRL Agreement") with Dr. Reddy's Laboratories Ltd, ("DRL"). The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL

Agreement, the Company will in-license DRL’s proposed abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), of which the Company has paid an aggregate of $0.2 million to date, and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). In December 2023, the Company granted DRL an exclusive, royalty-bearing right and license to commercialize COYA 302 (Note 9).

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three and six months ended June 30, 2024 and 2023. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Commencing on January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. In June 2024, the Company amended the SRA to extend the term through September 2025 and increase agreed funding from $0.5 million to $1.0 million in total funding. As of June 30, 2024, the Company funded $0.5 million of the total commitment. During the three months ended June 30, 2024, the Company incurred $0.1 million in research and development expenses related to the SRA. The Company received a refund from HMRI of $0.1 million in May 2023 due to paying in excess of HMRI's expenses during the three months ended June 30, 2023, resulting in an immaterial credit to research and development expenses under the SRA during the three months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, the Company incurred $0.2 million and $0.1 million, respectively, in research and development expenses related to the SRA.

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

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no material matters currently outstanding.

7. Stockholders’ equity (deficit)

Securities purchase agreement

On May 17, 2024, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with the Alzheimer's Drug Discovery Foundation (the "ADDF") for the issuance and sale in a private placement of 603,136 shares of the Company's common stock at a purchase price of $8.29 per share for net proceeds of $4.9 million. In connection with the Securities Purchase Agreement, the Company entered into an Agreement to Accept Conditions for Biotechnology Funding agreement (the "Funding Agreement") with ADDF, pursuant to which the proceeds received in connection with the Securities Purchase agreement shall be used for a Phase 2 study of COYA 302 in FTD.

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

As of June 30, 2024, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

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
	2,286,223

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's board of directors. Accordingly, 576,213 shares were added to the reserve as of January 1, 2024. On May 8, 2024, the Company's Board of Directors and stockholders approved an increase of 750,000 shares to be authorized for future issuance. As of June 30, 2024, 2,571,073 shares of the Company’s common stock were authorized to be issued, of which 259,117 shares were available for future issuance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$373,919	$112,291	$641,357	$244,505
Research and development	288,402	78,819	456,627	126,992
	$662,321	$191,110	$1,097,984	$371,497

Stock options

The Company has issued service-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2024	1,134,145	$3.24	8.7
Granted	1,070,342	$6.97
Exercised	(1,829)	$1.08		$8,249
Outstanding at June 30, 2024	2,202,658	$5.06	9.0	$3,264,783
Exercisable at June 30, 2024	692,601	$3.18	8.1	$2,022,751
Vested and expected to vest at June 30, 2024	2,202,658	$5.06	9.0	$3,264,783

As of June 30, 2024, the unrecognized compensation cost was $6.9 million, and will be recognized over an estimated weighted-average amortization period of 2.4 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended June 30, 2024 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the six months ended June 30, 2024 and 2023 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.2%	4.0%
Expected term (years)	5.74	5.8
Expected volatility	106.20%	89.80%
Expected dividend yield	-	-

Restricted stock unit awards

During the six months ended June 30, 2024, the Company issued 5,000 restricted stock units ("RSU") to an external consultant which immediately vested upon grant. The fair value of an RSU is equal to the fair market value price of the Company's common stock on the date of grant. The stock-based compensation expense was immaterial for the three and six months ended June 30, 2024 related to these RSUs.

The following table summarizes activity related to RSU stock-based payment awards (unaudited):

		Weighted average
	Number of	grant date
	Shares	fair value
Beginning balance at January 1, 2024	16,500	$4.61
Granted and Vested	5,000	8.02
Ending balance at June 30, 2024	21,500	$5.40

9. DRL Development Agreement

In December 2023, the Company entered into a Development and License Agreement (the “DRL Development Agreement”) with DRL and its affiliate, Dr. Reddy's Laboratories SA (collectively, "Dr. Reddy's") , pursuant to which, among other things, the Company granted to Dr. Reddy's an exclusive, royalty-bearing right and license (the "License") to commercialize COYA 302, a proprietary co-pack kit containing low dose IL-2 and CTLA4-Ig, (“COYA 302” or the “Product”) solely for use in patients with amyotrophic lateral sclerosis (“ALS" or the “Field”) in the United States, Canada, the European Union and the United Kingdom (collectively, the “New Territories”). The Company previously granted DRL an exclusive license to obtain regulatory approval and commercialize the Product for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the DRL Agreement entered between the Company and DRL, effective as of April 1, 2023 (Note 6). As part of the DRL Development Agreement, the Company is responsible for certain development activities to advance the Product through clinical development ("R&D Services").

In June 2024, the Company entered into the First Amendment to the DRL Development Agreement (the "First Amendment"), with DRL and Dr. Reddy's, pursuant to which, among other things, Dr. Reddy's paid the Company a one-time payment of $3.9 million and, in return, Dr. Reddy's will have no obligation to pay the first $6.0 million in royalty payments that would have otherwise been payable to the Company under the DRL Development Agreement.

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

Pursuant to the DRL Development Agreement, the Company received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, the Company is entitled to receive (i) an additional $4.2 million upon FDA acceptance of an Investigational New Drug ("IND"), application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. The DRL Development Agreement also calls for up to an aggregate of approximately $40.0 million in development milestones and up to an aggregate of approximately $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. The Company will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of the Product in the low to mid-teens. Pursuant to the First Amendment, as discussed above, the first $6.0 million of royalty payments will not be owed to the Company.

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

In June 2024, the transaction price was increased by the $3.9 million payment received in connection with the First Amendment, which did not add any additional performance obligations. As such, the Company allocated the increase in transaction price to the License and R&D Services performance obligation in the same manner as was performed at contract inception using the estimated standalone selling price. The $3.9 million increase in transaction price resulted in License and R&D Services revenue of $3.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2024. During the six months ended June 30, 2024, the Company recognized $0.3 million of collaboration revenue which was included in deferred revenue as of December 31, 2023, associated with the performance of R&D Services. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties will be recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied). As of June 30, 2024, $1.8 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, of which $0.9 million is estimated to be recognized within one year.

10. Subsequent events

The Company has evaluated subsequent events through August 12, 2024, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report.

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

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of regulatory T cells, or Tregs. Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi and since their discovery, multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

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

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have funded our operations primarily through private convertible preferred stock offerings, a convertible debt financing, the public offering of our securities that closed in January 2023, two private security offerings, and payments from Dr. Reddy's Laboratories Ltd., or DRL, and its affiliate, Dr. Reddy's Laboratories SA, collectively, Dr. Reddy's, in accordance with the Development and License Agreement, or DRL Development Agreement, as amended in June 2024. Our net losses were $2.9 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively. Our net losses were $7.9 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $33.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Product Developments

During the first half of 2023, our combination product for neurodegenerative diseases, or COYA 302, and our LD IL-2, or COYA 301, showed positive results in a proof of concept, or POC, open label study in amyotrophic lateral sclerosis, or ALS, patients and in Alzheimer’s Disease, or AD, patients, respectively. Both POC studies were conducted with commercially available products as investigator-initiated trials.

The POC study in support of COYA 302, an open label study conducted in 4 ALS patients, evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we decided to design and conduct a well-powered and well-controlled Phase 2 study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or LD IL-2, plus an abatacept proposed biosimilar, or DRL_AB, licensed from DRL) in patients with ALS.

We submitted an IND filing with the U.S. Food and Drug Administration, or the FDA, in the second quarter of 2024. On July 12, 2024, we received an email notification from the FDA stating that additional non-clinical data is required prior to the initiation of a Phase 2 trial and that further guidance would be provided. On August 9, 2024, the FDA provided feedback that additional non-clinical toxicology/pharmacology data must be submitted prior to initiating our planned randomized, double-blind placebo-controlled Phase 2 study of our first-in-class biologic combination COYA 302 in patients with ALS. We intend to discuss the recommendations with the FDA in the fourth quarter of 2024 to align on our revised non-clinical package to enable the implementation of the study. We will provide further details following the meeting with the FDA. While we hope to initiate a Phase 2 clinical trial of COYA 302 in ALS after coming to agreement with the FDA on our non-clinical plans and after receiving their approval of our IND, there can be no certainty that the FDA will find that additional information sufficient or that they will permit us to start clinical trials with COYA 302 within our proposed timing or at all.

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

On October 9, 2023, we announced that the randomized, double-blind placebo-controlled Investigator Initiated Trial in Alzheimer’s Disease assessing LD IL-2 entitled: “A Phase II Clinical Trial of Interleukin-2 (IL-2) in Patients with Mild to Moderate Alzheimer's Disease,” was fully enrolled with 38 patients. This study is being conducted by investigators at Houston Methodist Research Institute and is supported by the Gates Foundation and the Alzheimer’s Association. The study will evaluate the safety and tolerability, biological activity, blood and cerebrospinal fluid biomarkers, neuroimaging, and changes in cognitive function of LD IL-2 compared to placebo at pre-specified timepoints over the course of the 21-week treatment period and at 9 weeks after the last dose of study treatment. Although we had expected to disclose the data from the study during the summer of 2024, based on the decision by the investigators (who are independent from us) this data will now be presented at a poster presentation in person during the 17th edition of the Clinical Trials on Alzheimer’s Disease Conference, or CTAD24, to be held in Madrid (Spain) on October 29th - November 1, 2024.

Pipeline Expansion

In January of 2024, we announced that we are expanding our pipeline in neurodegenerative conditions for COYA 302 beyond ALS to include FTD and PD. More recently, in February of 2024, we announced our expansion of COYA 302 to AD. This expansion advances our approach of combination biologics with LD IL-2 as a backbone which we believe may represent a new approach to target complex immune pathways in neurodegenerative diseases.

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

We intend to provide an update on the proposed timing for filing an IND for COYA 302 for the treatment of FTD after the proposed fourth quarter 2024 discussion with the FDA discussed above.

In addition, studies in animal models of PD are ongoing, and based on those studies, a subsequent IND filing may be for the treatment of PD. We will await the results of the ongoing double-blind placebo-controlled trial being conducted by Dr. Appel of LD IL-2, one of the key components of COYA 302, prior to determining our development plan for COYA 302 in AD patients.

Financings

On May 17, 2024, we entered into a Securities Purchase Agreement with the Alzheimer's Drug Discovery Foundation, or the ADDF, for the issuance and sale in a private placement of 603,136 shares of our common stock at a purchase price of $8.29 per share for net proceeds of $4.9 million, or the 2024 Private Placement. In connection with the Securities Purchase Agreement, we entered into an Agreement to Accept Conditions for Biotechnology Funding agreement, or the Funding Agreement, with ADDF, pursuant to which the proceeds received in connection with the Securities Purchase agreement shall be used for a Phase 2 study of COYA 302 in FTD.

Components of Results of Operations

Collaboration Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all. Collaboration revenue represents revenue from the DRL Development Agreement, as amended in June 2024, pursuant to which we granted Dr. Reddy's an exclusive, royalty-bearing right and license to commercialize COYA 302, solely for use in patients with ALS in the United States, Canada, the European Union and the United Kingdom, or collectively, the New Territories.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$3,425,271	$-	$3,425,271
Operating expenses:
Research and development	4,566,152	1,067,952	3,498,200
In-process research and development	-	350,000	(350,000)
General and administrative	2,088,404	1,829,553	258,851
Depreciation	6,840	6,840	-
Total operating expenses	6,661,396	3,254,345	3,407,051
Loss from operations	(3,236,125)	(3,254,345)	18,220
Other income:
Other income, net	344,445	158,970	185,475
Net loss	$(2,891,680)	$(3,095,375)	$203,695

Research and Development Expenses

Research and development expenses increased by $3.5 million from $1.1 million for the three months ended June 30, 2023 to $4.6 million for the three months ended June 30, 2024. The increase was due to a $3.0 million increase in our preclinical expenses primarily due to our preclinical advancement of COYA 302 in ALS, a $0.4 million increase in internal research and development expenses, and a $0.1 million increase in sponsored research. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. We expect these expenses to continue to grow in the third quarter of 2024. Once the IND for COYA 302 has been approved, we intend to expand the table below, creating a new class called "Clinical product candidates", wherein we will disclose the clinical expenses for COYA 302.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended June 30,
	2024	2023
External costs:
Preclinical product candidates:
COYA 200 Series	-	-
COYA 300 Series	3,721,547	731,732
Sponsored research	111,433	(27,596)
Internal costs:
Internal research and development expenses, including stock-based compensation	733,172	363,816
Total	$4,566,152	$1,067,952

General and Administrative Expenses

General and administrative expenses increased by $0.3 million from $1.8 million for the three months ended June 30, 2023 compared to $2.1 million for the three months ended June 30, 2024. The increase was primarily due to a $0.4 increase in personnel related expenses related to an increase in stock-based compensation and employee headcount, partially offset by a $0.1 million decrease in professional fees related costs incurred for the private placement financing in 2023.

Other Income, Net

Other income, net increased by $0.2 million from the three months ended June 30, 2023 compared to the three months ended June 30, 2024. The increase was primarily due to interest and dividend income earned on cash balances.

Comparison of the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
Collaboration revenue	$3,552,109	$-	$3,552,109
Operating expenses:
Research and development	7,704,311	2,299,664	5,404,647
In-process research and development	25,000	350,000	(325,000)
General and administrative	4,528,245	3,491,097	1,037,148
Depreciation	13,680	13,680	-
Total operating expenses	12,271,236	6,154,441	6,116,795
Loss from operations	(8,719,127)	(6,154,441)	(2,564,686)
Other income:
Other income, net	775,534	322,604	452,930
Net loss	$(7,943,593)	$(5,831,837)	$(2,111,756)

Research and Development Expenses

Research and development expenses increased by $5.4 million from $2.3 million for the six months ended June 30, 2023 to $7.7 million for the six months ended June 30, 2024. The increase was due to a $4.7 million increase in our preclinical expenses primarily due to our preclinical advancement of COYA 302 in ALS, $0.1 million increase in sponsored research, and a $0.6 million increase in internal research and development expenses. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. We expect these expenses to continue to grow in the third quarter of 2024. Once the IND for COYA 302 has been approved, we intend to expand the table below, creating a new class called "Clinical product candidates", wherein we will disclose the clinical expenses for COYA 302.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	For the Six Months Ended June 30,
	2024	2023
Preclinical product candidates:
COYA 200 Series	$-	$7,684
COYA 300 Series	6,216,836	1,478,693
Sponsored research	213,419	102,404
Internal costs:
Internal research and development expenses, including stock-based compensation	1,274,056	710,883
Total	$7,704,311	$2,299,664

General and Administrative Expenses

General and administrative expenses increased by $1.0 million from $3.5 million for the six months ended June 30, 2023 compared to $4.5 million for the six months ended June 30, 2024. The increase was primarily due to an $0.8 million increase in personnel related expenses primarily related to an increase in stock-based compensation and employee headcount, and a $0.3 million increase in board fees and taxes, partially offset by a $0.1 million decrease in office expenses.

Other Income, Net

Other income, net increased by $0.5 million from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. The increase was primarily due to interest and dividend income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses and incurred negative cash flows from our operations through 2023. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through June 30, 2024 we have funded our operations through the sale of convertible promissory notes and convertible preferred stock, our IPO, two private security offerings, and payments from DRL in accordance with the DRL Development Agreement, as amended in June 2024. As of June 30, 2024 we had $36.6 million in cash and cash equivalents and had an accumulated deficit of $33.8 million. We expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(2,417,693)	$(6,731,621)
Cash used in investing activities	(25,000)	(350,000)
Cash provided by financing activities	6,391,014	14,250,311
Net increase in cash and cash equivalents	$3,948,321	$7,168,690

Operating Activities

During the six months ended June 30, 2024, we used $2.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $7.9 million, offset by a $4.4 million net increase from our operating assets and liabilities and noncash charges of $1.1 million primarily related to stock-based compensation. The net increase in our operating assets was mainly related to the receipt of a $7.5 million payment from DRL pursuant to the DRL Development Agreement during the six months ended June 30, 2024.

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

Investing Activities

During the six months ended June 30, 2024, we purchased $25,000 of in-process research and development assets. During the six months ended June 30, 2023, we purchased $0.4 million of in-process research and development assets relating to the DRL Agreement.

Financing Activities

During the six months ended June 30, 2024, financing activities provided $6.4 million of cash from the proceeds received from the sale of common stock of $5.0 million and the exercise of warrants of $1.5 million, partially offset by $0.1 million in payments of offering costs related to the 2023 private placement.

During the six months ended June 30, 2023, financing activities provided $14.3 million of cash from the issuance of common stock upon our initial public offering, net of deferred financing costs.

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

In June 2024, we entered into the First Amendment to the DRL Development Agreement, or the First Amendment, with DRL and Dr. Reddy's, pursuant to which, among other things, Dr. Reddy's paid us a one-time payment of $3.9 million and, in return, Dr. Reddy's will have no obligation to pay the first $6.0 million in royalty payments that would have otherwise been payable to us under the DRL Development Agreement.

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

Pursuant to the DRL Development Agreement, we received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, we are entitled to receive (i) an additional $4.2 million upon FDA acceptance of an IND application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. The DRL Development Agreement also calls for up to an aggregate of $40.0 million in development milestones and up to an aggregate of $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. We will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of COYA 302 in the low to mid-teens (prior to paying royalties due pursuant to previously disclosed license agreements related to COYA 302). Pursuant to the First Amendment, as discussed above, the first $6.0 million of royalty payments will not be owed to us.

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

Critical Accounting Policies

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report filed on Form 10-K.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we executed a Sponsored Research Agreement, or SRA, with Houston Methodist Research Institute, or HMRI, in which we agreed to fund approximately $0.5 million through May 2024. We subsequently amended the SRA in June 2024 to extend the term through September 2025 and increase agreed funding from $0.5 million to $1.0 million in total funding.

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

In addition, we may also owe tiered payments to ARS based on our achievement of certain developmental milestones. Under the ARS License Agreement, we will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. We will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined in the ARS License Agreement), we will pay an aggregate of $11.8 million in developmental milestone payments. We will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and we will owe an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. We will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event we sublicense our rights under the ARS License Agreement, we will owe royalties on sublicense income within the range of 10% to 20%. To date, the $0.1 million option fee and the mid-six-figure up-front fee (upon exercise of the ARS Option) are the only payments made to ARS under the ARS License Agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number	Description
10.1	First Amendment to DRL Development Agreement, dated June 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coya Therapeutics, Inc.

Date: August 12, 2024	By:	/s/ Howard Berman
Howard Berman
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)