Form 10-Q
period 2024-09-30
Coya Therapeutics, Inc.
filed 2024-11-06
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s common stock outstanding as of November 4, 2024 was 16,707,441.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,057,395	$32,626,768
Collaboration receivable	-	7,500,000
Prepaids and other current assets	4,449,006	1,069,557
Total current assets	35,506,401	41,196,325
Fixed assets, net	45,429	65,949
Total assets	$35,551,830	$41,262,274

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$336,722	$1,155,656
Accrued expenses	1,409,235	2,973,215
Deferred collaboration revenue	573,089	923,109
Total current liabilities	2,319,046	5,051,980
Deferred collaboration revenue	1,222,596	574,685
Total liabilities	3,541,642	5,626,665

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of September 30, 2024 or December 31, 2023	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 15,221,308 and 14,405,325 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,523	1,441
Additional paid-in capital	69,830,059	61,501,801
Subscription receivable	-	(11,250)
Accumulated deficit	(37,821,394)	(25,856,383)
Total stockholders' equity	32,010,188	35,635,609
Total liabilities and stockholders' equity	$35,551,830	$41,262,274

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$—	$—	$3,552,109	$-
Operating expenses:
Research and development	2,223,903	1,592,232	9,928,214	3,891,896
In-process research and development	—	—	25,000	350,000
General and administrative	2,219,545	1,964,990	6,747,790	5,456,087
Depreciation	6,841	6,841	20,521	20,521
Total operating expenses	4,450,289	3,564,063	16,721,525	9,718,504
Loss from operations	(4,450,289)	(3,564,063)	(13,169,416)	(9,718,504)
Other income:
Other income	428,871	142,089	1,204,405	464,693
Net loss	$(4,021,418)	$(3,421,974)	$(11,965,011)	$(9,253,811)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.26)	$(0.34)	$(0.80)	$(0.94)
Weighted-average shares of common stock outstanding, basic and diluted	15,221,308	9,947,915	14,866,089	9,873,387

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Additional			Total
	Series A		Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2023	-	$-	14,405,325	$1,441	$61,501,801	$(11,250)	$(25,856,383)	$35,635,609
Stock-based compensation expense	-	-	-	-	435,663	-	-	435,663
Exercise of stock options	-	-	1,829	-	1,975	-	-	1,975
Proceeds from subscription receivable	-	-	-	-	-	11,250	-	11,250
Exercise of warrants	-	-	206,018	21	1,509,686	(149,250)	-	1,360,457
Net loss	-	-	-	-	-	-	(5,051,913)	(5,051,913)
Balance as of March 31, 2024	-	-	14,613,172	1,462	63,449,125	(149,250)	(30,908,296)	32,393,041
Stock-based compensation expense and vesting of restricted shares	-	-	5,000	1	662,320	-	-	662,321
Sale of common stock in Private Placement, net of issuance costs of $0.1 million	-	-	603,136	60	4,943,608	-	-	4,943,668
Proceeds from subscription receivable	-	-	-	-	-	149,250	-	149,250
Net loss	-	-	-	-	-	-	(2,891,680)	(2,891,680)
Balance as of June 30, 2024	-	-	15,221,308	1,523	69,055,053	-	(33,799,976)	35,256,600
Stock-based compensation expense	-	-	-	-	775,006	-	-	775,006
Net loss	-	-	-	-	-	-	(4,021,418)	(4,021,418)
Balance as of September 30, 2024	-	$-	15,221,308	$1,523	$69,830,059	$-	$(37,821,394)	$32,010,188

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Additional		Total
	Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2022	7,500,713	$8,793,637	2,590,197	$259	$681,106	$(17,868,547)	$(8,393,545)
Conversion of convertible preferred stock upon initial public offering	(7,500,713)	(8,793,637)	1,316,926	132	8,793,505	-	-
Conversion of convertible promissory notes upon initial public offering	-	-	2,736,488	274	12,965,206	-	12,965,480
Sale of common stock in initial public offering and over-allotment option, net of issuance costs of $2.3 million	-	-	3,287,804	329	14,136,099	-	14,136,428
Stock-based compensation expense and vesting of restricted stock units	-	-	16,500	2	180,385	-	180,387
Net loss	-	-	-	-	-	(2,736,462)	(2,736,462)
Balance as of March 31, 2023	-	-	9,947,915	996	36,756,301	(20,605,009)	16,152,288
Stock-based compensation expense	-	-	-	-	191,110	-	191,110
Net loss	-	-	-	-	-	(3,095,375)	(3,095,375)
Balance as of June 30, 2023	-	-	9,947,915	996	36,947,411	(23,700,384)	13,248,023
Stock-based compensation expense	-	-	-	-	262,752	-	262,752
Net loss	-	-	-	-	-	(3,421,974)	(3,421,974)
Balance as of September 30, 2023	-	$-	9,947,915	$996	$37,210,163	$(27,122,358)	$10,088,801

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,965,011)	$(9,253,811)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	20,521	20,521
Stock-based compensation, including the issuance of restricted stock	1,872,990	634,249
Acquired in-process research and development assets	25,000	350,000
Changes in operating assets and liabilities:
Collaboration receivable	7,500,000	-
Prepaids and other current assets	(3,379,449)	314,910
Accounts payable	(773,956)	(177,911)
Accrued expenses	(1,477,041)	(835,689)
Deferred collaboration revenue	297,891	-
Net cash used in operating activities	(7,879,055)	(8,947,731)
Cash flows from investing activities:
Purchase of in-process research and development assets	(25,000)	(350,000)
Net cash used in investing activities	(25,000)	(350,000)
Cash flows from financing activities:
Proceeds from sale of common stock upon initial public offering, net of offering costs	-	14,250,311
Proceeds from sale of common stock, net of offering costs	4,943,668	-
Proceeds from subscription receivable	11,250	-
Payment of financing costs related to the 2023 Private Placement	(131,918)	-
Proceeds from the exercise of stock options	1,975	-
Proceeds from the exercise of warrants	1,509,707	-
Net cash provided by financing activities	6,334,682	14,250,311
Net increase in cash and cash equivalents	(1,569,373)	4,952,580
Cash and cash equivalents as of beginning of the period	32,626,768	5,933,702
Cash and cash equivalents as of end of the period	$31,057,395	$10,886,282

Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock upon initial public offering	$-	$8,793,637
Conversion of convertible promissory notes upon initial public offering	$-	$12,965,480

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $37.8 million as of September 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company's cash and cash equivalents of $31.1 million as of September 30, 2024, together with the $10.0 million of gross proceeds received from the closing of its private placement in October 2024, are expected to enable the Company to fund its operating expenses and capital expenditure requirements into 2026, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

2. Basis of presentation and significant accounting policies

Basis of presentation

The accompanying condensed unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the FASB.

In the opinion of management, the accompanying condensed unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of September 30, 2024, and its statements of operations, stockholders’ equity (deficit), and its cash flows for the nine months ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024 and 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 found in the Annual Report on Form 10-K.

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

Significant areas that require management’s estimates include the grant date fair value of stock options (Note 8), the allocation of transaction price as it relates to the Company's DRL Development Agreement, the expected costs to be incurred in the Company's R&D Services performance obligation, and accrued research and development expenses.

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

The Company's revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress utilized for evaluating the Company's progress in performing required R&D Services (as defined below) to meet its performance obligation is the ratio of actual expenses incurred to-date for the advancement of COYA 302 for the treatment of amyotrophic lateral sclerosis ("ALS") compared to the total budgeted expenses of COYA 302 for the treatment of ALS.

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of September 30, 2024, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive (unaudited):

	As of September 30,
	2024	2023
Common stock warrants	2,286,223	2,174,737
Stock options	2,233,658	1,238,612
	4,519,881	3,413,349

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

In accordance with the fair value hierarchy described above, the following table sets forth the Company’s assets measured at fair value on a recurring basis:

September 30, 2024 (unaudited)
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$31,057,395	$31,057,395

December 31, 2023
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$32,626,768	$32,626,768

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	September 30,	December 31,
	2024	2023
Prepaid research and development	$4,138,982	$125,000
Prepaid insurance	218,098	858,541
Prepaid other	91,926	86,016
	$4,449,006	$1,069,557

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	September 30,	December 31,
	2024	2023
Accrued research and development	$132,015	$686,883
Accrued payroll	819,245	1,081,262
Accrued professional fees	457,975	481,218
Accrued income tax	-	723,852
	$1,409,235	$2,973,215

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three and nine months ended September 30, 2024 and 2023. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Commencing on January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. In June 2024, the Company amended the SRA to extend the term through September 2025 and increase agreed funding from $0.5 million to $1.0 million in total funding. As of September 30, 2024, the Company funded $0.6 million of the total commitment. During the three months ended September 30, 2024 and 2023, the Company incurred $0.2 million and $0.1 million, respectively, in research and development expenses related to the SRA. During the nine months ended September 30, 2024 and 2023, the Company incurred $0.4 million and $0.2 million, respectively, in research and development expenses related to the SRA.

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

As of September 30, 2024, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

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
	2,286,223

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors. Accordingly, 576,213 shares were added to the reserve as of January 1, 2024. On May 8, 2024, the Company's Board of Directors and stockholders approved an increase of 750,000 shares to be authorized for future issuance. As of September 30, 2024, 2,571,073 shares of the Company’s common stock were authorized to be issued under the 2021 Plan, of which 249,617 shares were available for future issuance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$473,123	$145,394	$1,114,480	$389,899
Research and development	301,883	117,358	758,510	244,350
	$775,006	$262,752	$1,872,990	$634,249

Stock options

The Company has issued service-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2024	1,134,145	$3.24	8.7
Granted	1,101,342	$6.95
Exercised	(1,829)	$1.08		$8,249
Outstanding at September 30, 2024	2,233,658	$5.07	8.7	$3,914,188
Exercisable at September 30, 2024	904,501	$3.66	8.1	$2,601,045
Vested and expected to vest at September 30, 2024	2,233,658	$5.07	8.7	$3,914,188

As of September 30, 2024, the unrecognized compensation cost was $6.2 million, and will be recognized over an estimated weighted-average amortization period of 2.2 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended September 30, 2024 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the nine months ended September 30, 2024 and 2023 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.2%	4.1%
Expected term (years)	5.74	5.8
Expected volatility	106.32%	92.30%
Expected dividend yield	-	-

Restricted stock unit awards

During the nine months ended September 30, 2024, the Company issued 5,000 restricted stock units ("RSU") to an external consultant which immediately vested upon grant. The fair value of an RSU is equal to the fair market value price of the Company's common stock on the date of grant. The stock-based compensation expense was immaterial for nine months ended September 30, 2024 related to these RSUs.

The following table summarizes activity related to RSU stock-based payment awards (unaudited):

		Weighted average
	Number of	grant date
	Shares	fair value
Beginning balance at January 1, 2024	16,500	$4.61
Granted and Vested	5,000	8.02
Ending balance at September 30, 2024	21,500	$5.40

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

Pursuant to the DRL Development Agreement, the Company received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, the Company is entitled to receive (i) an additional $4.2 million upon acceptance by the U.S. Food and Drug Administration (the "FDA") of an Investigational New Drug ("IND"), application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. The DRL Development Agreement also calls for up to an aggregate of approximately $40.0 million in development milestones and up to an aggregate of approximately $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. The Company will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of the Product in the low to mid-teens. Pursuant to the First Amendment, as discussed above, the first $6.0 million of royalty payments will not be owed to the Company.

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

In June 2024, the transaction price was increased by the $3.9 million payment received in connection with the First Amendment, which did not add any additional performance obligations. As such, the Company allocated the increase in transaction price to the License and R&D Services performance obligation in the same manner as was performed at contract inception using the estimated standalone selling price. The $3.9 million increase in transaction price resulted in an increase of License revenue of $3.1 million during the nine months ended September 30, 2024, representing a cumulative catch-up of for the License transfer in 2023. The cumulative catch-up for R&D Services was immaterial. During the nine months ended September 30, 2024, the Company recognized $0.3 million of collaboration revenue which was included in deferred revenue as of December 31, 2023, associated with the performance of R&D Services. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties will be recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied). As of September 30, 2024, $1.8 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, of which $0.6 million is estimated to be recognized within one year. In the third quarter of 2024, the FDA contacted the Company stating that additional non-clinical data must be submitted prior to initiating the Company's planned randomized, double-blind placebo-controlled Phase 2 study of COYA 302 in patients with ALS. As a result, the Company's estimated cost to fulfill the R&D Services performance obligation increased and the time period to satisfy the performance obligation was extended. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. The increase in budgeted COYA 302 expenses offset the actual COYA 302 expenses incurred during the third quarter of 2024, which resulted in immaterial movements of R&D Services revenue. As such, no R&D Services revenue was recorded during the three months ended September 30, 2024.

10. Subsequent events

The Company has evaluated subsequent events through November 6, 2024, the date at which the condensed unaudited interim financial statements were available to be issued and has not identified any requiring disclosure except as noted below.

Effective November 1, 2024, Arun Swaminathan Ph.D. succeeded Dr. Howard Berman as Chief Executive Officer, who will continue to serve in the capacity of director and Executive Chair.

On October 21, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, majority of which were existing institutional stockholders of the Company, for the issuance and sale in a private placement of 1,379,314 shares of the Company's common stock. The offering resulted in gross proceeds of $10.0 million, at a price of $7.25 per share of common stock, before deducting placement agent commissions and other offering expenses.

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
•
the impact of any global health events, including endemics or pandemics, on our preclinical studies and any future clinical trials;
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

Our lead asset, COYA 302, is a Treg-enhancing biologic, which has been developed from key learnings established in our early work and discoveries of our autologous Treg cell therapy asset. Our autologous Treg cell therapy program has completed Phase 1 and Phase 2a studies in amyotrophic lateral sclerosis, or ALS. We believe the clinical data from these initial studies serves as an important confirmation of the underlying immunomodulatory properties of Tregs and their potential therapeutic benefits. These studies have also significantly expanded our own foundational knowledge of the biological activity of Tregs and key biomarkers of disease progression and drug effect, which we believe will be critical for the design of our future clinical and preclinical studies, the selection of future targeted diseases and the overall advancement of our development pipeline. We believe our findings have also established mechanistic benefits of combination biologics to address Treg dysfunction as well as highlighted important advantages of scalability and cost.

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

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development, organizing and staffing our company, business planning and raising capital. We have funded our operations primarily through private convertible preferred stock offerings, a convertible debt financing, public and private offerings of our securities, and payments from certain of our license and collaboration agreements. Our net losses were $4.0 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively. Our net losses were $12.0 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $37.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Product Developments

During the first half of 2023, two proof of concept, or POC studies conducted with commercially available products, as investigator-initiated trials, or IITs, reported results. First, the combination of LD IL-2 and abatacept showed positive results in a POC open label study in amyotrophic lateral sclerosis, or ALS. In the second POC study, LD IL-2 showed positive results in Alzheimer’s Disease, or AD patients.

The POC study of LD IL-2 in support of COYA 301, an open label study conducted in 8 patients with AD, evaluated the safety and tolerability, biological activity, blood biomarkers, and preliminary efficacy of commercially available IL-2. Study data found that (i) cognitive function, as measured by 3 validated tools, either improved or did not decline, (ii) Treg function was significantly enhanced, (iii) pro-inflammatory blood cytokines and chemokines were significantly reduced with evidence of reduced neuroinflammation in the brain and (iv) the study treatment appeared to be well tolerated as no serious adverse events were reported.

The POC study of LD IL-2 and abatacept in support of COYA 302, an open label study conducted in 4 ALS patients, evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we decided to design and conduct a well-powered and well-controlled Phase 2 study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or LD IL-2, plus an abatacept proposed biosimilar, or DRL_AB, licensed from DRL) in patients with ALS.

We submitted an IND with the U.S. Food and Drug Administration, or the FDA, in the second quarter of 2024 for a randomized, double-blind placebo-controlled Phase 2 study of our first-in-class biologic combination COYA 302 in ALS patients. On July 12, 2024, we received an email notification from the FDA stating that additional nonclinical data was required prior to the initiation of this study and that further guidance would be provided. On August 9, 2024, the FDA provided feedback that additional nonclinical toxicology/pharmacology data were required prior to initiating our proposed study. On November 1, 2024, we had productive communication with the FDA and believe we now have alignment on their expectations for the required additional nonclinical data. We are endeavoring to complete the required nonclinical studies and submit the required data necessary to support our IND in the second quarter of 2025. We intend to initiate the proposed Phase 2 clinical trial in patients with ALS upon approval of the IND by the FDA. However, there can be no certainty that the FDA will find that additional information sufficient or that it will permit us to start clinical trials with COYA 302 within our proposed timing or at all.

On October 29, 2024, we announced that results from the investigator-initiated placebo-controlled Phase 2 POC clinical trial of LD IL-2 in patients with mild to moderate AD were announced on that same day at the 17th Clinical Trials on Alzheimer’s Disease Conference, or CTAD24, in Madrid, Spain. The study was led by Dr. Alireza Faridar and Dr. Stanley Appel from the Houston Methodist Research Institute. Dr. Appel is a member of our Scientific Advisory Board. The study received funding from the Alzheimer's Association, the Gates Foundation, and the National Institute on Aging, with additional support from us.

Study Design

The investigator-initiated, randomized, double-blind, placebo-controlled Phase 2 trial evaluated two dosing regimens of subcutaneous LD IL-2 in 38 participants with AD that were between the ages of 50 to 86 and had Mini-Mental State Examination, or MMSE, scores ranging from 12 to 26.

Of the 38 total participants, 22 were randomized in a 1:1 ratio to receive either 5 days of LD IL-2 (106 IU/day), or LD IL-2 q4wks, or placebo every 4 weeks for 21 weeks. An additional 16 participants were randomized in a 2:1 ratio to receive 5-day cycles of LD IL-2 every 2 weeks, or LD IL-2 q2wks, or placebo for the same 21-week duration. All participants were monitored for 9 weeks post-treatment, resulting in a total study period of 30 weeks. Demographics and baseline disease characteristics were comparable among the treatment groups.

The primary endpoint was the incidence and severity of adverse events, or AEs, with the secondary endpoint evaluating changes in Tregs. Exploratory endpoints assessed changes in cerebrospinal fluid, or CSF, AD-related biomarkers, and cognitive status.

Study Results

The study successfully met its primary and secondary endpoints, demonstrating that treatment with LD IL-2 is safe and well-tolerated in patients with Alzheimer’s disease. Notably, LD IL-2 showed targeted biological activity, evidenced by a significant expansion of regulatory T cell populations in the LD IL-2 q4wks group without any off-target effects on other peripheral lymphocytes. Additionally, the q4wks regimen led to significant improvements (defined by increased levels) in cerebrospinal fluid, or CSF-soluble Aβ42 levels, an indicator of amyloid pathology, and showed a promising trend in stabilizing cognitive function, with a clinically meaningful 4.93-point improvement 1 in the ADAS-Cog14 score compared to placebo.

In contrast, the q2wks group, representing the higher total dose cohort, did not exhibit benefits in exploratory endpoints, underscoring the importance of appropriate IL-2 dosing for maintaining Treg functionality and its associated effects on CSF biomarkers and cognitive outcomes. LD IL-2 q2wks dosing also resulted in a reduction of Foxp3 expression, a critical marker of Treg functionality (a lower level or loss of Foxp3 expression is associated with unstable/dysfunctional Tregs). While these unstable Tregs continue to show suppressive immune response in vitro, they may lose their immunomodulatory functions in vivo, potentially explaining the dose impact on Treg populations and associated exploratory endpoints. As a result of these data, we will likely advance LD IL-2 q4wks.

Primary Endpoint (Safety and Tolerability): All patients completed the 21-week treatment phase. The proportion of patients experiencing adverse events, or AEs, was similar between the LD IL-2 treatment groups and the placebo group, with no serious AEs or deaths reported. The most common AEs in the LD IL-2 groups included mild erythema at the injection site and a slight increase in eosinophil counts.

Secondary Endpoint (Treg Cell Populations): There was a significant increase (p < 0.05) in the percentage of CD4+ FOXP3+CD25 high Tregs, mean fluorescence intensity (MFI) of Foxp3, Treg CD25 MFI, and Treg suppression of T responders following both dosing regimens of LD IL-2 treatment compared to placebo. Notably, the LD IL-2 q4wks treatment group showed greater enhancement in both Treg numbers and Foxp3 MFI compared to the q2wks group. The loss of Foxp3 expression in the q2wks group (back to baseline levels equivalent to placebo) indicated that higher IL-2 dosing may compromise Treg functionality. Repeated stimulation of Tregs without sufficient rest periods has been reported to result in exhausted and unstable Treg populations. Published studies also suggest an inverse relationship between IL-2 dose and Treg functionality.

Exploratory Endpoint (Cognitive Function & Cerebrospinal Fluid, or CSF, Biomarkers)

Although not powered for significance, the analyses of exploratory endpoints also showed encouraging results.

Cognitive Function: The Alzheimer’s Disease Assessment Scale–Cognitive Subscale (ADAS-Cog14) scores on day 148 showed a slight improvement following LD IL-2 q4wks administration (change from baseline: -0.450), vs. placebo, which worsened 4.480 from baseline, demonstrating a clinically meaningful difference of 4.93 points (P=0.061). This cognitive effect was not observed in the LD IL-2 q2wks administration, which demonstrated a similar decline as placebo.

Stabilization of ADCS-CGIC (Alzheimer's Disease Assessment Scale – Cognitive Subscale) scores was observed in both the IL-2 q4wks and IL-2 q2wks groups on day 148 compared to the placebo arm, which declined from baseline.

The change from baseline in the Clinical Dementia Rating Scale Sum of Boxes, or CDR-SOB, on Day 148 was 1.401 in the LD IL-2 q4wks group, 1.976 in the LD IL-2 q2wks group, and 1.893 in the placebo group, suggesting a 27% slower decline in CDR-SOB scores following LD IL-2 q4wks treatment compared to the placebo group. These findings suggest that LD IL-2 q4wks may be an optimal dose for cognitive effects in mild to moderate AD, which was the dose associated with a robust and sustained increase in Treg populations along with enhanced expression of the IL-2 receptor, CD25, and the Treg transcription factor, FoxP3. Furthermore, the cognitive effect of this dose was associated with significant improvements in AD pathology in the CSF and stabilization of CSF inflammatory markers.

CSF Aβ42: Low CSF Aβ42 is universally associated with AD, and higher CSF Aβ42 levels are independently associated with slowing cognitive impairment and clinical decline. Increases in Aβ42 may represent a mechanism of potential benefit of intervention. LD IL-2 q4wks treatment significantly improved CSF Aβ42 levels after the 21-week treatment, compared to the placebo group (p = 0.045). LD IL-2 q2wks treatment did not significantly modify CSF Aβ42 levels. These data further suggest the dose-dependent effect of LD IL-2 on Treg cell populations (i.e. FOXP3) is associated with effects on CSF Aβ42.

CSF Neurofilament Light Chain, or NfL: NfL is increasingly recognized as a promising biomarker for neurodegeneration (neuronal/axonal degeneration) in AD. Residing predominantly within myelinated axons, NfL is a cytoskeletal protein that plays a role in maintaining neuronal structural integrity and axonal caliber. Neuronal damage in neurodegenerative diseases releases NfL into the extracellular space and eventually into the CSF, resulting in higher CSF NfL levels in AD.

CSF NfL levels remained stable following LD IL-2 q4wks administration and almost reached statistical significance vs. placebo (which increased by 217.3pg/mL) (p=0.060). CSF NfL increased by 148.0 pg/mL in the LD IL-2 q2wks arm. These data suggest the dose-dependent effect of LD IL-2 on Treg cell populations (i.e. FOXP3) is associated with effects on CSF NfL.

CSF Glial Fibrillary Acidic Protein, or GFAP: GFAP is an astrocytic cytoskeleton intermediate filament protein. GFAP is a marker of astrogliosis, which is the abnormal activation and proliferation of astrocytes. Astrogliosis is associated with Aβ plaques in the prodromal stages of AD.

CSF GFAP levels showed a slight improvement following LD IL-2 q4wks administration (change from baseline: -214.1 pg/mL) and remained almost stable in the LD IL-2 q2wks group (change from baseline: 17.4 pg/mL), but increased by 1548.99 pg/mL in the placebo group.

Pipeline Expansion

In January of 2024, we announced that we are expanding our pipeline in neurodegenerative conditions for COYA 302 beyond ALS to include FTD and PD. More recently, in February of 2024, we announced our expansion of COYA 302 to AD. This expansion advances our approach of combination biologics with LD IL-2 as a backbone which we believe may represent a new strategy to target complex immune pathways in neurodegenerative diseases.

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

We intend to file an IND for COYA 302 for the treatment of FTD after the IND for the Phase 2 trial of COYA 302 in patients with ALS is approved by the FDA.

In addition, studies in animal models of PD are ongoing, and based on those studies, a subsequent IND may be filed for the treatment of PD. We are evaluating the recently announced results of the double-blind placebo-controlled trial in AD being conducted by Dr. Alireza Faridar and Dr. Stanley Appel of LD IL-2 (described above), one of the key components of COYA 302, prior to determining our development plan for COYA 302 in AD patients.

In the second half of 2025, we anticipate that clinical data in FTD patients will be reported for a proof-of-concept, investigator-initiated, open-label study conducted at Houston Methodist Hospital to assess safety and tolerability of LD IL-2, plus CTLA-4 Ig Fusion Protein (Abatacept) immunotherapy. Up to 10 FTD patients will be administered subcutaneous abatacept (125 mg) followed by five-day-courses of IL-2 (1MUI/day) every two or four weeks for a total of 21 weeks. Outcomes will include safety and tolerability, impact of treatment on Treg cell populations, effects on peripheral and central inflammation, as well as the rate of FTD progression using clinical rating scales.

Financings

On October 21, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, majority of which were existing institutional stockholders of ours, for the issuance and sale in a private placement of 1,379,314 shares of our common stock, or the October 2024 Private Placement. The offering resulted in gross proceeds of $10.0 million, at a price of $7.25 per share of common stock, before deducting placement agent commissions and other offering expenses.

On May 17, 2024, we entered into a Securities Purchase Agreement with the Alzheimer's Drug Discovery Foundation, or the ADDF, for the issuance and sale in a private placement of 603,136 shares of our common stock at a purchase price of $8.29 per share for net proceeds of $4.9 million, or the May 2024 Private Placement. In connection with this financing, we entered into an Agreement to Accept Conditions for Biotechnology Funding agreement, with ADDF pursuant to which the proceeds received in connection with the financing shall be used for a Phase 2 study of COYA 302 in FTD.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$-	$-	$-
Operating expenses:
Research and development	2,223,903	1,592,232	631,671
In-process research and development	-	-	-
General and administrative	2,219,545	1,964,990	254,555
Depreciation	6,841	6,841	-
Total operating expenses	4,450,289	3,564,063	886,226
Loss from operations	(4,450,289)	(3,564,063)	(886,226)
Other income:
Other income, net	428,871	142,089	286,782
Net loss	$(4,021,418)	$(3,421,974)	$(599,444)

Collaboration revenue

No collaboration revenues were earned during the three months ended September 30, 2024 due to an increase in budgeted spending for COYA 302. The increase in budgeted spending is a result of communication with the FDA in which the FDA stated that additional non-clinical data must be submitted prior to initiating our planned randomized, double-blind placebo-controlled Phase 2 study of COYA 302 in patients with ALS. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs incurred for the advancement of COYA 302 in patients with ALS. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the two inputs. The increase in budgeted COYA 302 expenses offset the actual COYA 302 expenses incurred during the three months ended September 30, 2024, which resulted in immaterial movements of R&D Services revenue. As such, no R&D Services revenue were recorded. In addition, License revenue is recognized at a point in time upon delivery of a license or upon a cumulative catch-up in the event of a contract modification. No licenses were transferred nor were there any contract modifications during the three months ended September 30, 2024, as such no License revenue was recognized.

Research and Development Expenses

Research and development expenses increased by $0.6 million from $1.6 million for the three months ended September 30, 2023 to $2.2 million for the three months ended September 30, 2024. The increase was due to a $0.3 million increase in our preclinical expenses primarily due to our preclinical advancement of COYA 302 in ALS and a $0.3 million increase in internal research and development expenses. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. We expect these expenses to continue to grow in the fourth quarter of 2024. Once the IND for COYA 302 has been approved, we intend to expand the table below, creating a new class called "Clinical product candidates," wherein we will disclose the clinical expenses for COYA 302.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended September 30,
	2024	2023
External costs:
Preclinical product candidates:
COYA 200 Series	-	18,186
COYA 300 Series	1,205,689	894,971
Sponsored research	180,788	108,634
Internal costs:
Internal research and development expenses, including stock-based compensation	837,426	570,441
Total	$2,223,903	$1,592,232

General and Administrative Expenses

General and administrative expenses increased by $0.2 million from $2.0 million for the three months ended September 30, 2023 compared to $2.2 million for the three months ended September 30, 2024. The increase was primarily due to a $0.4 million increase in stock-based compensation and employee headcount, partially offset by a $0.2 million decrease in corporate fees.

Other Income, Net

Other income, net increased by $0.3 million from the three months ended September 30, 2023 compared to the three months ended September 30, 2024. The increase was primarily due to interest and dividend income earned on cash balances.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
Collaboration revenue	$3,552,109	$-	$3,552,109
Operating expenses:
Research and development	9,928,214	3,891,896	6,036,318
In-process research and development	25,000	350,000	(325,000)
General and administrative	6,747,790	5,456,087	1,291,703
Depreciation	20,521	20,521	-
Total operating expenses	16,721,525	9,718,504	7,003,021
Loss from operations	(13,169,416)	(9,718,504)	(3,450,912)
Other income:
Other income, net	1,204,405	464,693	739,712
Net loss	$(11,965,011)	$(9,253,811)	$(2,711,200)

Research and Development Expenses

Research and development expenses increased by $6.0 million from $3.9 million for the nine months ended September 30, 2023 to $9.9 million for the nine months ended September 30, 2024. The increase was due to a $5.0 million increase in our preclinical expenses primarily due to our preclinical advancement of COYA 302 in ALS, $0.2 million increase in sponsored research, and a $0.8 million increase in internal research and development expenses. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. We expect these expenses to continue to grow in the fourth quarter of 2024. Once the IND for COYA 302 has been approved, we intend to expand the table below, creating a new class called "Clinical product candidates", wherein we will disclose the clinical expenses for COYA 302.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Nine Months Ended September 30,
	2024	2023
Preclinical product candidates:
COYA 200 Series	$-	$25,870
COYA 300 Series	7,422,525	2,373,664
Sponsored research	394,207	211,038
Internal costs:
Internal research and development expenses, including stock-based compensation	2,111,482	1,281,324
Total	$9,928,214	$3,891,896

General and Administrative Expenses

General and administrative expenses increased by $1.3 million from $5.5 million for the nine months ended September 30, 2023 compared to $6.7 million for the nine months ended September 30, 2024. The increase was primarily due to an $1.2 million increase in stock-based compensation and employee headcount, and a $0.2 million increase in board fees and taxes, partially offset by a $0.1 million decrease in office expenses.

Other Income, Net

Other income, net increased by $0.7 million from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. The increase was primarily due to interest and dividend income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses and incurred negative cash flows from our operations through 2023. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2024 we have funded our operations through the sale of convertible promissory notes and convertible preferred stock, our IPO, private securities offerings, and payments from DRL in accordance with the DRL Development Agreement, as amended in June 2024. As of September 30, 2024, we had $31.1 million in cash and cash equivalents and had an accumulated deficit of $37.8 million. We expect our existing cash and cash equivalents, together with the $10.0 million in gross proceeds from the October 2024 Private Placement, to enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(7,879,055)	$(8,947,731)
Cash used in investing activities	(25,000)	(350,000)
Cash provided by financing activities	6,334,682	14,250,311
Net (decrease) increase in cash and cash equivalents	$(1,569,373)	$4,952,580

Operating Activities

During the nine months ended September 30, 2024, we used $7.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $12.0 million, partially offset by a $2.2 million net increase from our operating assets and liabilities and noncash charges of $1.9 million primarily related to stock-based compensation. The net increase in our operating assets was mainly related to the receipt of a $7.5 million payment from DRL pursuant to the DRL Development Agreement during the nine months ended September 30, 2024.

During the nine months ended September 30, 2023, we used $8.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $9.3 million and a $0.7 million net decrease in our operating assets and liabilities, partially offset by noncash charges of $1.1 million related to stock-based compensation and acquired in-process research and development. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the nine months ended September 30, 2024, we purchased $25,000 of in-process research and development assets. During the nine months ended September 30, 2023, we purchased $0.4 million of in-process research and development assets relating to the DRL Agreement.

Financing Activities

During the nine months ended September 30, 2024, financing activities provided $6.3 million of cash from the proceeds received from the sale of common stock of $5.0 million and the exercise of warrants of $1.5 million, partially offset by $0.1 million in payments of offering costs related to the 2023 private placement.

During the nine months ended September 30, 2023, financing activities provided $14.3 million of cash from the issuance of common stock upon our initial public offering, net of deferred financing costs.

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

Critical Accounting Policies

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report filed on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

Coya Therapeutics, Inc.

Date: November 6, 2024	By:	/s/ Arun Swaminathan Ph.D.
Arun Swaminathan Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)