Form 10-K
period 2024-12-31
Coya Therapeutics, Inc.
filed 2025-03-18
CIK 1835022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2024, was approximately $85,212,539.

The number of shares of Registrant’s common stock outstanding as of March 14, 2025 was 16,724,998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

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
•
the outbreak of public health emergencies, epidemics, pandemics, which could adversely impact our business, including our preclinical studies and any future clinical trials;
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
•
impacts of increased trade tariffs, import quotas or other trade restrictions or measures taken by the United States and other countries, including the recent and potential changes in U.S. trade policies that may be made by the Trump presidential administration;
•
our ability to identify, recruit and retain key personnel;
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

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of regulatory T cells (“Tregs”). Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi and since their discovery multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

Our core focus is developing therapies to target Treg dysfunction. Treg disfunction has been identified as an important pathophysiological component of neurodegenerative, autoimmune, and metabolic diseases, all areas where we believe new and effective therapies are urgently needed. We believe we have expertise in three distinct potential therapeutic modalities: Treg-enhancing biologics, Treg-derived exosomes, and autologous Treg cell therapy. Our expertise includes both ex vivo and in vivo approaches intended to restore the suppressive and immunomodulatory functions of Tregs.

Our lead asset, COYA 302, is a Treg-enhancing biologic, which was developed from key learnings established in our early work and discoveries of our autologous Treg cell therapy asset. Our autologous Treg cell therapy program has completed a Phase 1 and Phase 2a studies in amyotrophic lateral sclerosis, or ALS. The clinical data from these initial studies has served as an important confirmation of the underlying immunomodulatory properties of Tregs and their potential therapeutic benefits. These studies have also significantly expanded our own foundational knowledge of the biological activity of Tregs and key biomarkers of disease progression and drug effect, which we believe will be critical for the design of our future clinical and preclinical studies, the selection of future targeted diseases and the overall advancement of our development pipeline. We believe our findings have also established mechanistic benefits of combination biologics to address Treg dysfunction as well as highlighted important advantages of scalability and cost.

COYA 302 is the combination of our proprietary low dose interleukin-2 (COYA 301, or LD IL-2) and the immunomodulatory drug CTLA4-Ig, and we believe this combination has the potential to provide a sustained and durable effect on our first series of indications (neurodegenerative disorders) through targeting of multiple pathways. Our research and clinical efforts have led us to believe that combination biologics using our LD IL-2 as a backbone modality could be an effective way to treat neurodegenerative conditions that are inherently driven by a complexity of pathways. We believe COYA 302 is the most clinically advanced of what we hope will be a family of combination therapies that all feature our LD IL-2. Given the growing list of indications for which we are developing it, we can now refer to COYA 302 as a “Pipeline in a Product.”

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $14.9 million and $8.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $40.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur legal, accounting, investor relations and other expenses associated with operating as a public company.

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

Recent Developments

Pipeline Expansion

In January of 2025 we announced expansion of our investigational pipeline with a new product candidate called COYA 303 for the treatment of inflammatory diseases. Sustained inflammatory responses driven by dysfunctional immune regulation is a hallmark of serious autoimmune and neurodegenerative diseases. COYA 303 is an investigational biologic combination of COYA 301 and a glucagon-like-peptide-1 receptor agonist (GLP-1 RA) designed for subcutaneous administration. In a preclinical study, COYA 303 exhibited a dual immunomodulatory mechanism of action resulting in an additive/synergistic anti-inflammatory effect, which we believe was due to increased Treg function and suppressed pro-inflammatory myeloid cells and responder T cells. We intend to publish the results of this study in a peer-reviewed publication in the first half of 2025 and have filed several patent applications to protect the compound.

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

We intend to file an IND to conduct a Phase 2 clinical trial of COYA 302 in patients with ALS in the second quarter of 2025. And assuming approval of the IND by the FDA begin the Phase 2 clinical study promptly thereafter. (Please see “Development Status of COYA 302” below.)

Our preclinical and regulatory work with COYA 302 in patients with ALS is also informing our development planning for COYA 302 in patients with FTD. In addition, in the second half of 2025, we anticipate that clinical data in FTD patients will be reported for a proof-of-concept, investigator-initiated, open-label study conducted at Houston Methodist Hospital to assess safety and tolerability of LD IL-2, plus CTLA-4 Ig Fusion Protein (Abatacept) immunotherapy. We will evaluate the results of this study along with regulatory and clinical progress of COYA 302 in patients with ALS. Assuming the IND for the Phase 2 trial of COYA 302 in patients with ALS is approved by the FDA, we intend to file an IND for COYA 302 for the treatment of FTD. This could happen before the end of 2025. (Please see “Development Status of COYA 302” below.)

Studies in animal models of PD are planned in 2025. Based on those studies, as well as progress on our INDs for COYA 302 in patients with ALS and FTD, we will evaluate making an IND filing for the use of COYA 302 for the treatment of patients with PD. (Please see “Development Status of COYA 302” below.)

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

Below we show our COYA 302 focused pipeline with prospective milestones for 2025.

Below we show our additional pipeline assets with prospective milestones for 2025

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
2.
Establish COYA 301 as the backbone for combination therapies. Our goal is to utilize COYA 301 our low dose IL-2 as the backbone in combination with other appropriate mechanisms, including CTLA4-Ig (COYA 302), GLP-1 RA (COYA 303) and possibly GM-CSF, and other potential combinations to address various diseases.
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
4.
Actively pursue partnering opportunities for COYA 301 and COYA 302. We consider the proof-of-concept data for COYA 302 and COYA 301 as encouragement to continue our development of these potential therapeutics, but also as encouragement to evaluate the merits of COYA 301 in combination with other potential therapeutic agents. We believe that business development opportunities may leverage COYA 301 as a backbone therapy in combination with other product candidates. We may also explore licensing COYA 302 for patients with ALS in those geographies still retained by COYA.
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

Development Status of COYA 302

COYA 302 in ALS

We are conducting CMC activities and IND-enabling toxicology studies to support the filing of an IND and the initiation of an industry-sponsored clinical trial of COYA 302 for the treatment of ALS. We expect to file the IND in the second quarter of 2025 including supplementary data responsive to the feedback and discussion we had with the Food and Drug Administration (the "FDA") in the second half of 2024. Assuming approval of our IND by the FDA, we expect to begin a Phase 2 clinical trial in ALS which will evaluate the safety, pharmacokinetics, biological activity, and efficacy of COYA 302.

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

Following the in vitro testing, a POC study in support of COYA 302 was conducted. This was an open label study conducted in 4 ALS patients, which evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing as the treatment commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we intend to design a well-powered and well-controlled study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or low dose IL-2, plus an abatacept proposed biosimilar, licensed from Dr. Reddy's Laboratories ("DRL"), or DRL_AB) in patients with ALS and are preparing for an IND submission to the FDA in the first half of 2024. We intend to initiate a Phase 2 trial after the acceptance of our IND application by the FDA.

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

We submitted an IND with the U.S. Food and Drug Administration, or the FDA, in the second quarter of 2024 for a randomized, double-blind placebo-controlled Phase 2 study of our first-in-class biologic combination COYA 302 in ALS patients. On July 12, 2024, we received an email notification from the FDA stating that additional nonclinical data was required prior to the initiation of this study and that further guidance would be provided. On August 9, 2024, the FDA provided feedback that additional nonclinical toxicology/pharmacology data were required prior to initiating our proposed study. On November 1, 2024, we had productive communication with the FDA and believe we now have alignment on its expectations for the required additional nonclinical data. We are endeavoring to complete the required nonclinical studies and submit the required data necessary to support our IND in the second quarter of 2025. We intend to initiate the proposed Phase 2 clinical trial in patients with ALS upon approval of the IND by the FDA. However, there can be no certainty that the FDA will find that additional information sufficient or that it will permit us to start clinical trials with COYA 302 within our proposed timing or at all.

A preliminary overview of our prospective Phase 2 Study of COYA 302 in ALS is shown in the figure below. The final trial design is subject to change pending acceptance of our IND application by FDA:

COYA 302 in FTD, PD, AD

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

In addition, studies in animal models of PD are ongoing, and based on those studies, a subsequent IND may be filed for the treatment of PD. We are evaluating the recently announced results of the double-blind placebo-controlled trial in AD of LD IL-2 (described above), one of the key components of COYA 302, prior to determining our development plan for COYA 302 in AD patients. This trial was conducted by Dr. Alireza Faridar and Dr. Stanley Appel from the Houston Methodist Research Institute. Dr. Appel is a member of our Scientific Advisory Board.

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

Development Status of COYA 301

Open Label Study of LD IL-2 in 8 AD patients

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

Open Label Study of LD IL-2 in 38 AD patients

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

On February 5, 2025 we announced additional results from the investigator-initiated, 21-week, double-blind, placebo-controlled, exploratory Phase 2 study of LD IL-2 in patients with Alzheimer’s disease (AD).described above.

Statistically significant reduced levels of pro-inflammatory markers were observed in patients receiving a five-day treatment of subcutaneous LD IL-2 on a monthly cycle in comparison to a biweekly 5-day administration or placebo. Lower blood levels of the pro-inflammatory chemokine (C-C motif) ligand 2 (CCL2) (p<0.05) and pro-inflammatory cytokine IL-15 (p <0.001) were statistically significant, and a statistically significant increase in the anti-inflammatory cytokine IL-4 (p<0.01) in patients receiving monthly cycles of LD IL-2 was observed, compared to patients receiving placebo. At the end of the five-month treatment period when treatment was removed, the anti-inflammatory benefits reverted back to placebo levels. In addition, patients receiving LD IL-2 cycles at the higher biweekly frequency showed a smaller impact on these factors compared to monthly LD IL-2, supporting the potential beneficial effects of monthly LD IL-2.

We intend to explore partnerships with other pharmaceutical and biotechnology companies that own strategic compounds that could potentially be suitable candidates for safe and effective new combination therapies with COYA 301.

Development Status of COYA 303

On January 21, 2025 we announced the expansion of our investigational pipeline and advancement of COYA 303 for the treatment of inflammatory diseases. Sustained inflammatory responses driven by dysfunctional immune regulation is a hallmark of serious autoimmune and neurodegenerative diseases.

COYA 303 is an investigational biologic combination of COYA 301 and a glucagon-like-peptide-1 receptor agonist (GLP-1 RA) designed for subcutaneous administration. In a preclinical study, COYA 303 exhibited a dual immunomodulatory mechanism of action resulting in an additive/synergistic anti-inflammatory effect, which the Company believes was due to increased Treg function and suppressed pro-inflammatory myeloid cells and responder T cells. Coya intends to publish the results of this study in a peer-reviewed publication in the first half of 2025 and has filed several patent applications to protect the compound.

COYA 301 is the Company’s proprietary low-dose IL-2 that is intended to serve as a backbone adjuvant with standard of care agents and other novel pathways.

Following the positive results of this study, we intend to continue ongoing strategic discussions to advance COYA 303 through IND-enabling studies and into the clinic. In support of these efforts, Coya is initiating translational studies in partnership with a major academic university.

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

COYA 206

As part of our Treg exosome development programs, we are developing our next generation of antigen directed Treg-derived exosome product candidates. In September of 2023 we licensed the exclusive, worldwide rights of a proprietary Exosome Engineering Technology from Carnegie Mellon University with potential applications across multiple indications, including neurodegeneration, autoimmune, and oncology (the “Carnegie Mellon License Agreement”).

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

Key Milestones

We will continue to conduct research and development activities for our various product candidates and indications over the course of 2025-2026. Our anticipated developmental milestones are provided below:

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

Competitor companies developing Biologic approaches to enhancing Tregs, leveraging IL-2 formulations, include: Amgen (AMGN) (IL-2 mutein for GVHD and autoimmune diseases), Nektar Therapeutics (NKTR) (Pegylated IL-2 for autoimmune diseases), Merck (MRK) (IL-2 mutein for autoimmune diseases), Xencor (XNCR) (IL-2 Fc Fusion Protein for autoimmune diseases), Cue Biopharma (CUE) (IL-2 bispecific for GVHD and autoimmune diseases), and Moderna (MRNA) (LNP encapsulated mRNA based therapeutic encoding IL-2 for autoimmune diseases), and ILTOO Pharma (low dose IL-2 formulation).

Competitor companies developing Treg based cellular therapeutics include: Abata Therapeutics (CAR Treg for autoimmune diseases), Sonoma Biotherapeutics (CAR Treg for autoimmune diseases), Sangamo Therapeutics (SGMO) (CAR Treg for Renal Disease, IBD), TRex Bio (Treg cell therapy for Immunology/Inflammation), Mozart Therapeutics (CD8 Treg cell modulators for Celiac Disease/IBD), GentiBio (Treg cell therapy generated from T-effector cells for T1 Diabetes), Kyverna Therapeutics (KYTX) (Autologous and Allogeneic cell therapies for autoimmune diseases), Cellenkos (Allogeneic umbilical cord blood Tregs for multiple conditions), AZ Therapies (Allogeneic CAR Tregs for CNS Diseases), and Quell Therapeutics (Autologous CAR Tregs for liver transplantation, T1 Diabetes and ALS).

To our knowledge, there exists no other Treg-derived exosome competitor. However, there exists other cell derived exosome competitors including: Evox Therapeutics (Mesenchymal Derived Exosomes), Capricor Therapeutics (CAPR) (Cardiosphere Derived Exosomes), and Exopharm (Platelet Derived Exosomes), and Rion (Platelet Derived Exosomes).

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations and other federal, state and local statutes and regulations. In the case of biologics, the section of the FDCA that governs the approval of drugs via New Drug Applications (“NDAs”) does not apply to the approval of biologics. Rather, biologics, such as gene therapy products, are approved for marketing under provisions of the Public Health Service Act ("PHSA") via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, withdrawal of approvals, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

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

Employees

We have eight full-time employees, and utilize consultants, contract research organizations and third parties to perform our pre-clinical studies, clinical studies, administrative, and financial functions. We believe our relations with our employees are good. We anticipate that the number of people we employ may grow significantly as we continue to develop our current product candidates or if we develop new product candidates in the future.

Intellectual Property and Protection

As of March 1, 2025, our patent estate derived from our relationship with The Houston Methodist Hospital includes one U.S. non-provisional patent application, six foreign patent applications, and five pending Patent Cooperation Treaty (“PCT”) applications, each co-owned with or in-licensed from The Houston Methodist Hospital. These patent applications are directed to our Treg and exosome compositions and methods of use, methods of Treg and exosome manufacture, and methods of in vivo Treg expansion via combination therapies, among other things. If any patents issue from or claim priority to these patent applications, the patents are expected to expire in 2040 and 2042, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. All of our Houston Methodist Hospital patents have composition and method claims, with the exception of a biomarker patent, which has only method claims.

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

Material Contracts

Development and License Agreement with Dr. Reddy’s Laboratories

In December 2023, we entered into a Development and License Agreement (the “DRL Development Agreement”) with DRL and its affiliate, Dr. Reddy's Laboratories SA (collectively, "Dr. Reddy's") , pursuant to which, among other things, we granted to Dr. Reddy's an exclusive, royalty-bearing right and license (the "License") to commercialize COYA 302, a proprietary co-pack kit containing low dose IL-2 and CTLA4-Ig, (“COYA 302” or the “Product”) solely for use in patients with amyotrophic lateral sclerosis (“ALS" or the “Field”) in the United States, Canada, the European Union and the United Kingdom (collectively, the “New Territories”). We previously granted DRL an exclusive license to obtain regulatory approval and commercialize the Product for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the DRL Agreement entered between us and DRL, effective as of April 1, 2023. As part of the DRL Development Agreement, we are responsible for certain development activities to advance the Product through clinical development.

In June 2024, we entered into the First Amendment to the DRL Development Agreement (the "First Amendment"), with DRL and Dr. Reddy's, pursuant to which, among other things, Dr. Reddy's paid us a one-time payment of $3.9 million and, in return, Dr. Reddy's will have no obligation to pay the first $6.0 million in royalty payments that would have otherwise been payable to us under the DRL Development Agreement.

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

Pursuant to the DRL Development Agreement, we received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, we are entitled to receive (i) an additional $4.2 million upon acceptance by the FDA of an Investigational New Drug ("IND"), application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. The DRL Development Agreement also calls for up to an aggregate of approximately $40.0 million in development milestones and up to an aggregate of approximately $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. We will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of the Product in the low to mid-teens. Pursuant to the First Amendment, as discussed above, the first $6.0 million of royalty payments will not be owed to us.

Both parties shall discuss in good faith and agree in writing on the terms of a commercial supply agreement for the purpose of supply of COYA 302 to Dr. Reddy’s. No such agreement has been entered into at the time of the filing of this Annual Report on Form 10-K.

The DRL Development Agreement expires on a country-by-country basis upon expiration of Dr. Reddy's obligation to make royalty payments for the Product in each territory. Dr. Reddy's has the right to terminate the agreement upon specified prior written notice to us. Additionally, either party may terminate the agreement in the event of an uncured material breach of the agreement by, or insolvency of, the other party. Either party may terminate the agreement in the event that the other party commences a legal action challenging the validity, enforceability or scope of any licensed patent rights.

The foregoing summary of the DRL Development Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DRL Development Agreement, which is filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2024.

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

ARScience License Agreement

In August 2022, we entered into a License Agreement (the "ARS License Agreement") with ARS pursuant to which ARS granted us an option to, if we choose to exercise such option, to acquire an exclusive, royalty-bearing license for two patents regarding certain formulations of IL-2 (the product that serves as the basis for COYA 301), with the right to grant sublicenses through multiple tiers under these patents. In consideration for the ARS Option, we paid ARS a one-time, non-refundable, non-creditable option fee of $0.1 million.

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

In addition to the equity issuance and reimbursement of patent related expenses, the Methodist License requires us to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. We are also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. We are also required to pay a low single digit percentage for certain licensed services. Effective January 1, 2025, the minimum amount which will be owed by us once commercialization occurs is $0.1 million, annually.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we executed a Sponsored Research Agreement, or SRA, with Houston Methodist Research Institute, or HMRI, in which we agreed to fund approximately $0.5 million through May 2024. We subsequently amended the SRA in June 2024 to extend the term through September 2025 and increase agreed funding from $0.5 million to $1.0 million in total funding. In October 2024, we again amended the SRA to increase the total funding thereunder to $1.2 million.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our website is located at https://www.coyatherapeutics.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K. We will provide, without charge, to each person upon written request of such person, a copy of this Annual Report on Form 10-K, including the financial statements and financial statement schedules included herein. You should direct requests for those documents to:

Coya Therapeutics, Inc.
5850 San Felipe St., Suite 500

Houston, TX

Attn: David Snyder, Investor Relations

Email: IR@coyatherapeutics.com

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

Since our inception in 2020, we have incurred significant operating losses. Our net loss was $14.9 million for the year ended December 31, 2024, and our accumulated deficit as of December 31, 2024 was $40.7 million. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We believe that our existing cash, together with interest thereon, will be sufficient to fund our operations into 2026. We intend to use our existing cash to, among other uses, advance our pipeline product candidates through preclinical and clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. We will need to raise significant additional capital to do so. Market volatility resulting from of the ongoing conflicts between Russia and Ukraine, and Hamas and Israel, the effect of tariffs and/or any resulting trade wars, generally rising prices, increasing interest rates, or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing, and will likely be required to raise such financing through the sale of additional equity securities or debt, which, in the case of equity securities, may occur at prices lower than the price of our common stock and warrants. These financings could result in substantial dilution to the holders of our common stock and warrants or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

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

We face risks related to public health epidemics and pandemics, which could significantly disrupt our preclinical studies and clinical trials.

We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. Global health outbreaks, such as COVID-19, have and may continue to adversely affect our employees, disrupt our business operations and practices, as well those of our customers, partners, vendors and suppliers. Public health measures by government authorities such as travel bans, social-distancing, lockdown measures, vaccination requirements may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity or disrupt our supply chain, which may have a material adverse effect on our business. To the extent a public health crisis will impact our business, financial condition and results of operations depends on factors outside of our control, including severity, duration and the measures to contain the health outbreak.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Disruptions to the global economy have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken and may have to take steps to minimize the impact of these disruptions in lead times and increased costs by working closely with our suppliers and other third parties on whom we rely for the conduct of our business. Despite the actions we have undertaken or may have to undertake to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain will not have a material adverse effect on our business, financial condition and results of operations.

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

The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine and Hamas and Israel, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Risks Related to Development and Regulatory Approval

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

We must be able to overcome these challenges in order for us to develop, commercialize and manufacture COYA 301, COYA 302, COYA 303, COYA 201, COYA 206 and any of our other product candidates.

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

Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our third party collaborators may rely on, which could negatively impact the development of our product candidates.

We and our current and future third party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH), as a source of grant funding for scientific research relevant to our product candidates. Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. For example, on February 7, 2025, the NIH issued Notice Number NOT-OD-25-068, a guidance document pronouncing that funding in NIH grants to cover certain indirect costs applied to all current grants for go forward expenses from February 10, 2025 forward as well as for all new grants issued. Reductions in NIH grants to us and our third party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.

There is no assurance that we will develop our product candidates successfully or be able to obtain regulatory approval for them.

In order to succeed, we will need to obtain regulatory approval for our drug candidates. The FDA has not approved any of our drug candidates for sale to date. Our drug candidates are in various stages of preclinical and clinical testing. Preclinical tests are performed at an early stage of a product’s development and provide information about a drug candidate’s safety and effectiveness before initiating human clinical trials. Preclinical tests can last years. If a product passes its preclinical tests satisfactorily and we determine that further development is warranted, we would file an IND application for the product with the FDA, and, if the FDA gives its approval, we would begin Phase 1 clinical tests. Phase 1 testing generally lasts between 6 and 24 months. If Phase 1 test results are satisfactory and the FDA gives its approval, we can begin Phase 2 clinical tests. Phase 2 testing generally lasts between 6 and 36 months. If Phase 2 test results are satisfactory and the FDA gives its approval, we can begin Phase 3 pivotal studies. Phase 3 studies generally last between 12 and 48 months. Once clinical testing is completed and a BLA or NDA is filed with the FDA, it may take more than a year to receive FDA approval.

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

We have received Orphan Drug Designation for our COYA 101 product candidate for the active moiety or the principal molecular structural features, and we may seek Orphan Drug Designation for our present or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation may entitle a party to financial incentives such as grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Risks Related to Commercialization

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

As of March 1, 2025, we had eight full-time employees. We will need to continue to expand our managerial, operational, quality, manufacturing, finance, sales and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Third-party manufacturers may not be able to comply with cGMP requirements or similar regulatory requirements outside the United States. The failure of our third-party manufacturers to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates. If the third parties that we engage to supply any materials or to manufacture any products for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Changes in trade policies, including the imposition of tariffs or other trade restrictions, could materially impact our ability to obtain the raw materials, active pharmaceutical ingredients (“APIs”), and other components necessary for the manufacturing of our product candidates. Some of these materials may be sourced from foreign suppliers, and any increase in tariffs or duties on imported goods could significantly raise the cost of doing business. Additionally, retaliatory tariffs, trade disputes, trade wars, or changes in international trade agreements may lead to supply chain disruptions, including delays in obtaining critical components or the need to seek alternative suppliers. If we are unable to mitigate the impact of increased costs or supply chain disruptions, our financial condition, and ability to develop our product candidates in a timely manner could be adversely affected.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and APIs on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, commercialization of our product candidates, and clinical trials of future potential product candidates, may be delayed or we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

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

As of the date of this Annual Report on Form 10-K, our patent estate derived from our relationship with The Houston Methodist Hospital included six pending U.S. provisional patent applications, five U.S. non-provisional patent applications, 37 foreign patent applications, and two pending Patent Cooperation Treaty (“PCT”) applications, each co-owned with or in-licensed from The Houston Methodist Hospital. These patent applications are directed to our Treg and exosome compositions and methods of use, methods of Treg and exosome manufacture, and methods of in vivo Treg expansion via combination therapies, among other things.

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

We may from time to time issue additional shares of common stock, warrants or other securities convertible into our common stock, at a discount from the current market price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any of our securities sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders could experience additional dilution and, as a result, our stock price may decline.

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

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we may produce, store and process sensitive data. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program which is comprised of data segregation, physical, procedural, and technical safeguards along with policies and procedures. We have substantially outsourced our IT environment and utilize expert third party software-as-a-service providers for our financial accounting, human resource management, payroll and benefits functions. We also substantially outsource the conduct of our clinical programs and the associated IT infrastructure to expert third party CROs. As a result, the primary means by which we avoid cyber risk is minimizing the sensitive data within our own enterprise.

The cyber risk management program falls under the responsibility of our Chief Financial Officer (“CFO”) and the Chief Operations Officer (“COO”) who manages the overall security through routine communication and supervision of our third-party vendors. Under the guidance of our CFO, who reports to the Audit Committee, we try to minimize our data footprint to keep our cyber risk low.

We have implemented a cybersecurity risk management program that is designed to limit and mitigate risks from cybersecurity threats. Our cybersecurity risk management program incorporates several components, including employee training, SOC 2 Type 1 controls, multifactor authentication, endpoint monitoring, and we maintain Business Associate Agreements where required.

We do not believe that there are currently any known risks from cybersecurity threats that have affected, or are reasonably likely to materially affect, us or our business strategy, results of operations or financial condition.

Governance; Board Oversight

Under the ultimate direction of our CFO, with oversight from the Board, we maintain a security governance structure to evaluate and address cyber risk.

Our Board is responsible for the oversight of cybersecurity risk management. The Board delegates oversight function of the cybersecurity risk management program to the Audit Committee. Our CFO reports to the Audit Committee on the program. The Audit Committee provides updates to the Board on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards on a regular and as-needed basis. The Audit Committee also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

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

Holders

As of March 1, 2025, there were approximately 26 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

None.

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

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of regulatory T cells (“Tregs”). Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi and since their discovery multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

Our core focus is developing therapies to target Treg dysfunction. Treg disfunction has been identified as an important pathophysiological component of neurodegenerative, autoimmune, and metabolic diseases, all areas where we believe new and effective therapies are urgently needed. We believe we have expertise in three distinct potential therapeutic modalities: Treg-enhancing biologics, Treg-derived exosomes, and autologous Treg cell therapy. Our expertise includes both ex vivo and in vivo approaches intended to restore the suppressive and immunomodulatory functions of Tregs.

Our lead asset, COYA 302, is a Treg-enhancing biologic, which was developed from key learnings established in our early work and discoveries of our autologous Treg cell therapy asset. Our autologous Treg cell therapy program has completed a Phase 1 and Phase 2a studies in amyotrophic lateral sclerosis, or ALS. The clinical data from these initial studies has served as an important confirmation of the underlying immunomodulatory properties of Tregs and their potential therapeutic benefits. These studies have also significantly expanded our own foundational knowledge of the biological activity of Tregs and key biomarkers of disease progression and drug effect, which we believe will be critical for the design of our future clinical and preclinical studies, the selection of future targeted diseases and the overall advancement of our development pipeline. We believe our findings have also established mechanistic benefits of combination biologics to address Treg dysfunction as well as highlighted important advantages of scalability and cost.

COYA 302 is the combination of our proprietary low dose interleukin-2 (COYA 301, or LD IL-2) and the immunomodulatory drug CTLA4-Ig, and we believe this combination has the potential to provide a sustained and durable effect on our first series of indications (neurodegenerative disorders) through targeting of multiple pathways. Our research and clinical efforts have led us to believe that combination biologics using our LD IL-2 as a backbone modality could be an effective way to treat neurodegenerative conditions that are inherently driven by a complexity of pathways. We believe COYA 302 is the most clinically advanced of what we hope will be a family of combination therapies that all feature our LD IL-2. Given the growing list of indications for which we are developing it, we can now refer to COYA 302 as a “Pipeline in a Product.”

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $14.9 million and $8.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $40.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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
•
add clinical, operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur legal, accounting, investor relations and other expenses associated with operating as a public company.

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

Financings

On October 21, 2024, we entered into a Securities Purchase Agreement with certain accredited investors, majority of which were existing institutional stockholders of ours, for the issuance and sale in a private placement of 1,379,314 shares of our common stock, or the October 2024 Private Placement. The offering resulted in net proceeds of $9.1 million, at a price of $7.25 per share of common stock, after deducting placement agent commissions and other offering expenses. We paid a cash fee equal to 7% of the gross proceeds from the sale of securities in the offering and we issued our strategic advisor in the October 2024 Private Placement warrants to purchase an aggregate of 150,000 shares of common stock with an exercise price of $7.00 per share and an expiration date of November 2029.

On May 17, 2024, we entered into a Securities Purchase Agreement with the Alzheimer's Drug Discovery Foundation, or the ADDF, for the issuance and sale in a private placement of 603,136 shares of our common stock at a purchase price of $8.29 per share for net proceeds of $4.9 million, or the May 2024 Private Placement. In connection with the May 2024 Private Placement, we entered into an Agreement to Accept Conditions for Biotechnology Funding agreement, with ADDF pursuant to which the proceeds received in connection with the May 2024 Private Placement will be used for a Phase 2 study of COYA 302 in FTD.

On December 5, 2023, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,370,382 shares of our common stock at a price of $6.06 per share of common stock (the "2023 Private Placement"). The offering resulted in net proceeds of $24.0 million after deducting placement agent commissions and other offering expenses. In connection with the 2023 Private Placement and as a form of payment for services provided by a co-placement agent and financial advisor, we issued warrants to purchase up to 319,004 shares of common stock at an exercise price of $7.58 per share. Such warrants have a term of four years from issuance, and are fully exercisable.

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

Until such time as a product candidate has received approval of its IND application, we consider it a preclinical product candidate. Each of our preclinical product candidates is being developed on one of our three potential therapeutic modalities: (1) Treg-enhancing biologics; (2) Treg-derived exosomes; and (3) autologous Treg cell therapy. The product candidates utilizing our Treg-enhancing biologics are collectively referred to as the “300 Series.” The product candidates utilizing our Treg-derived exosomes are collectively referred to as the “200 Series.” The product candidates utilizing our autologous Treg cell therapy are collectively referred to as the “100 Series.” Currently, our 300 Series product candidates include COYA 301, COYA 302 and COYA 303, our 200 Series product candidates include COYA 201 and COYA 206, and our 100 Series product candidate is COYA 101. For our preclinical candidates we report external development costs and other external research and development costs collectively by Series. These external development costs include: fees paid to CROs, CMOs and research laboratories, process development, manufacturing and clinical development activities. Preclinical research and development activities often benefit more than one preclinical product candidate within a given Series and so disaggregating the data would neither be practicable or meaningful.

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

Results of Operations

For the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	Change
Collaboration revenue	$3,554,061	$6,002,206	$(2,448,145)
Operating expenses:
Research and development	11,865,654	5,501,527	6,364,127
In-process research and development	25,000	543,186	(518,186)
General and administrative	8,885,757	7,833,481	1,052,276
Depreciation	27,361	27,361	-
Total operating expenses	20,803,772	13,905,555	6,898,217
Loss from operations	(17,249,711)	(7,903,349)	(9,346,362)
Other income:
Other income, net	1,648,637	639,365	1,009,272
Pre-tax loss	(15,601,074)	(7,263,984)	(8,337,090)
Income tax benefit (expense)	720,287	(723,852)	1,444,139
Net loss	$(14,880,787)	$(7,987,836)	$(6,892,951)

Collaboration Revenue

R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the two inputs. In addition, License revenue is recognized at a point in time upon delivery of a license or upon a cumulative catch-up in the event of a contract modification. Collaboration revenue was $3.6 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively, related to License and R&D Services revenue.

Research and Development Expenses

Research and development expenses increased by $6.4 million from $5.5 million for the year ended December 31, 2023 to $11.9 million for the year ended December 31, 2024. The increase was due to a $5.0 million increase in our preclinical expenses, a $1.1 million increase in internal research and development expenses, and a $0.3 million increase in costs attributable to our sponsored research agreement with Houston Methodist Hospital. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. Once the IND for COYA 302 has been approved, we intend to expand the table below, creating a new class called "Clinical product candidates," wherein we will disclose the clinical expenses for COYA 302.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Years Ended December 31,
	2024	2023
External costs:
Preclinical product candidates:
COYA 200 Series	$-	$7,684
COYA 300 Series	8,313,290	3,306,627
Sponsored research	556,265	256,571
Internal costs:
Internal research and development expenses, including stock-based compensation	2,996,099	1,930,645
Total	$11,865,654	$5,501,527

In-Process Research and Development

Under the terms of our exclusive License and Supply Agreement, or DRL Agreement, with DRL, we paid a licenses fee of $0.5 million, which was expensed as in-process research and development expense during the year ended December 31, 2023. In-process research and development expenses were immaterial for the year ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million from $7.8 million for year ended December 31, 2023 to $8.9 million for the year ended December 31, 2024. The increase was primarily due to a $1.2 million increase in payroll and employee related benefits, a $0.3 million increase in franchise taxes and license fees and $0.2 million increase in our investor and public relations costs, partially offset by a $0.2 million decrease in insurance fees and a $0.4 million decrease in professional service fees.

Other Income, Net

Other income, net increased by $1.0 million from the year ended December 31, 2023 compared to the year ended December 31, 2024. The increase was due to interest and dividend income earned on cash balances.

Income Tax Benefit (Expense)

We recorded $0.7 million of income tax benefit for the year ended December 31, 2024, which offset the $0.7 million of income tax expense recorded for the year ended December 31, 2023.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses and incurred negative cash flows from our operations through 2024. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through December 31, 2024 we have funded our operations through the public and private sale of our equity securities, and payments from DRL in accordance with the DRL Development Agreement. As of December 31, 2024 we had $38.3 million in cash and cash equivalents and had an accumulated deficit of $40.7 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements for at least one year after the financial statements are issued. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2024	2023
Cash used in operating activities	$(10,288,822)	$(11,188,811)
Cash used in investing activities	(25,000)	(543,186)
Cash provided by financing activities	16,026,816	38,425,063
Net increase in cash and cash equivalents	$5,712,994	$26,693,066

Operating Activities

During the year ended December 31, 2024, we used $10.3 million of cash in operating activities. Cash used in operating activities reflected our net loss of $14.9 million, partially offset by a $1.9 million change in operating assets and noncash charges of $2.7 million, which primarily consisted of stock-based compensation. The change in our operating assets was mainly related to the receipt of a $7.5 million payment from DRL pursuant to the DRL Development Agreement during the year ended December 31, 2024.

During the year ended December 31, 2023, we used $11.2 million of cash in operating activities. Cash used in operating activities reflected our net loss of $8.0 million and a $4.6 million change in our operating assets and liabilities, partially offset by noncash charges of $1.4 million, which primarily consisted of $0.9 million in stock-based compensation and other charges of $0.5 million in acquired in-process research and development costs. The primary use of cash was to fund our operations related to the development of our product candidates.

Investing Activities

During the year ended December 31, 2023, we used $0.5 million of cash for the purchase of in-process research and development. During the year ended December 31, 2024, cash used related to investing activities was immaterial.

Financing Activities

During the year ended December 31, 2024, financing activities provided $16.0 million of cash, which consisted of $14.0 million in net proceeds from issuance of common stock and $2.1 million in proceeds from the exercise of warrants, partially offset by $0.1 million in payments of offering costs related to the 2023 private placement.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to prepaid/accrued research and development expenses, equity and related inputs, including discount for lack of marketability and volatility, used to estimate the fair value of the grant date fair value of stock options (see Note 9 to our financial statements found elsewhere in this Annual Report on Form 10-K). We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In addition to the equity issuance and reimbursement of patent related expenses, we agreed to make contingent milestone payments to Methodist on a Licensed Product-by-Licensed Product or Licensed Service-by-Licensed Service basis upon the achievement of certain development, approval and sales milestones (i) related to the treatment of ALS totaling up to $0.3 million in the aggregate, and (ii) related to the treatment of each other indication (that is not ALS) totaling between $0.2 million and up to $0.4 million in the aggregate per indication. We are also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, royalties (subject to customary reductions) equal to 1% to 10% of annual worldwide net sales of such licensed product during a defined royalty term. The applicable royalty percentage increases as Licensed Products are used to treat from one to more than three indications and if a given Licensed Product utilizes only T-reg cell therapy or is a combination of both T-reg cell therapy and exosomes. Therefore, the lowest tier is paid when there is only a single indication being addressed with a single product. The highest tier is paid only on combination products where there are three or more indications being served. We are also required to pay a low single digit percentage for certain licensed services. We are required to pay royalties at between 10%-20% of sublicense revenue. Effective January 1, 2025, the minimum amount which will be owed by us once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we executed a Sponsored Research Agreement, or SRA, with Houston Methodist Research Institute, or HMRI, in which we agreed to fund approximately $0.5 million through May 2024. We have subsequently amended the SRA to increase agreed funding and, at times, extend the term. The latest amendment was entered in October 2024 to increase the total funding from $1.0 million to $1.2 million.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the fiscal quarter ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023).
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).
4.2	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 5, 2022).
4.4

Form of Warrant Agency Agreement between Coya Therapeutics, Inc. and Computershare Limited (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

4.5	Form of Newbridge/Allele Warrant used in December 2023 Private Placement (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2023).
4.6	Description of Securities of Coya Therapeutics, Inc. (incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2024).
10.1†

The Amended and Restated Coya Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

10.2†

Amendment No.1 to the Amended and Restated Coya Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2024).

10.3†

Form of Indemnification Agreement entered into by Coya Therapeutics, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.4†

Executive Employment Agreement, dated March 14, 2022, by and between Coya Therapeutics, Inc. and David Snyder (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.5†

Employment Agreement, dated October 30, 2024, by and between Coya Therapeutics, Inc. and Dr. Arun Swaminathan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.6†

Employment Agreement, dated October 30, 2024, between Coya Therapeutics, Inc. and Dr. Howard Berman (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.7†#

Amended and Restated Employment Agreement, dated July 11, 2023, between the Company and Dr. Fred Grossman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 14, 2023).

10.8#

Amended and Restated Patent Know How and License Agreement, effective as of October 6, 2020, by and between Coya Therapeutics, Inc. and The Methodist Hospital (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.9*#	Sponsored Research Agreement, effective as of December 8, 2022, by and between Coya Therapeutics, Inc. and Methodist Hospital Research Institute dba Houston Methodist Research Institute.

10.10*#

First Amendment to the Sponsored Research Agreement, effective as of June 8, 2024, by and between Coya Therapeutics, Inc. and Methodist Hospital Research Institute dba Houston Methodist Research Institute.

10.11*#

Second Amendment to the Sponsored Research Agreement, effective as of October 9, 2024, by and between Coya Therapeutics, Inc. and Methodist Hospital Research Institute dba Houston Methodist Research Institute.

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

10.18#

Development and License Agreement by and among Coya Therapeutics, Inc., Dr. Reddy's Laboratories SA, and Dr. Reddy's Laboratories Ltd., dated December 5, 2023 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2024).

10.19

First Amendment to DRL Development Agreement, dated June 4, 2024, by and between Coya Therapeutics, Inc. and Dr. Reddy's Laboratories SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.20

Securities Purchase Agreement dated May 17, 2024, by and between Coya Therapeutics, Inc. and the Alzheimer's Drug Discovery Foundation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 20, 2024).

10.21†

Form of Securities Purchase Agreement, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 22, 2024).

19.1†*	Insider Trading Policy.
23.1*	Consent of Weaver and Tidwell, LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Coya Therapeutics, Inc.

Date: March 18, 2025	By:	/s/ Arun Swaminathan Ph.D.
Name: Arun Swaminathan Ph.D.
Title: Chief Executive Officer

Date: March 18, 2025	By:	/s/ David Snyder
Name: David Snyder
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arun Swaminathan Ph.D.	Chief Executive Officer and Director	March 18, 2025
Arun Swaminathan Ph.D.	(Principal Executive Officer)

/s/ David Snyder	Chief Financial Officer	March 18, 2025
David Snyder	(Principal Financial and Accounting Officer) Chief Operating Officer

/s/ Howard Berman	Director and Executive Chairman	March 18, 2025
Howard Berman

/s/ Ann Lee	Director	March 18, 2025
Ann Lee

/s/ Anabella Villalobos	Director	March 18, 2025
Anabella Villalobos

/s/ Dov Goldstein	Director	March 18, 2025
Dov Goldstein

/s/ Wilbur Ross	Director	March 18, 2025
Wilbur Ross

/s/ Dieter Weinand	Director	March 18, 2025
Dieter Weinand

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Coya Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Coya Therapeutics, Inc. as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Coya Therapeutics, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Coya Therapeutics, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Coya Therapeutics, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/ s / Weaver and Tidwell, L.L.P.

We have served as Coya Therapeutic, Inc.'s auditor since 2021.

Austin, Texas

March 18, 2025

COYA THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$38,339,762	$32,626,768
Collaboration receivables	-	7,500,000
Prepaids and other current assets	5,968,666	1,069,557
Total current assets	44,308,428	41,196,325
Fixed assets, net	38,588	65,949
Total assets	$44,347,016	$41,262,274

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,588,128	$1,155,656
Accrued expenses	1,388,060	2,973,215
Deferred collaboration revenue	848,286	923,109
Total current liabilities	3,824,474	5,051,980
Deferred collaboration revenue	945,447	574,685
Total liabilities	4,769,921	5,626,665

Commitments and contingencies (Note 7)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 16,707,441 and 14,405,325 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,671	1,441
Additional paid-in capital	80,312,594	61,501,801
Subscription receivable	-	(11,250)
Accumulated deficit	(40,737,170)	(25,856,383)
Total stockholders' equity	39,577,095	35,635,609
Total liabilities and stockholders' equity	$44,347,016	$41,262,274

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Collaboration revenue	$3,554,061	$6,002,206
Operating expenses:
Research and development	11,865,654	5,501,527
In-process research and development	25,000	543,186
General and administrative	8,885,757	7,833,481
Depreciation	27,361	27,361
Total operating expenses	20,803,772	13,905,555
Loss from operations	(17,249,711)	(7,903,349)
Other income:
Other income, net	1,648,637	639,365
Pre-tax loss	(15,601,074)	(7,263,984)
Income tax benefit (expense)	720,287	(723,852)
Net loss	$(14,880,787)	$(7,987,836)

Share information:
Net loss per share of common stock, basic and diluted	$(0.98)	$(0.79)
Weighted-average shares of common stock outstanding, basic and diluted	15,238,919	10,163,850

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

								Total
	Convertible Preferred Stock				Additional			Stockholders'
	Series A		Common Stock		Paid-In	Subscription	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2022	7,500,713	$8,793,637	2,590,197	$259	$681,106	$-	$(17,868,547)	$(8,393,545)
Conversion of convertible preferred stock upon initial public offering	(7,500,713)	(8,793,637)	1,316,926	132	8,793,505	-	-	-
Conversion of convertible promissory notes upon initial public offering	-	-	2,736,488	274	12,965,206	-	-	12,965,480
Sale of common stock in initial public offering and over-allotment option, net of issuance costs of $2.3 million	-	-	3,287,804	329	14,136,099	-	-	14,136,428
Exercise of stock options, net of share settlements	-	-	85,528	8	89,939	-	-	89,947
Exercise of warrants	-	-	1,500	-	11,250	(11,250)	-	-
Stock-based compensation expense and vesting of restricted stock units	-	-	16,500	2	872,246	-	-	872,248
Sale of common stock in 2023 Private Placement, net of issuance costs of $2.5 million	-	-	4,370,382	437	23,952,450	-	-	23,952,887
Net loss	-	-	-	-	-	-	(7,987,836)	(7,987,836)
Balance as of December 31, 2023	-	-	14,405,325	1,441	61,501,801	(11,250)	(25,856,383)	35,635,609
Proceeds from subscription receivable	-	-	-	-	-	11,250	-	11,250
Sale of common stock in May 2024 Private Placement, net of issuance costs of $0.1 million	-	-	603,136	60	4,943,608	-	-	4,943,668
Sale of common stock in October 2024 Private Placement, net of issuance costs of $0.9 million	-	-	1,379,314	138	9,060,575	-	-	9,060,713
Exercise of stock options	-	-	1,829	-	1,975	-	-	1,975
Exercise of warrants, net of share settlements	-	-	312,837	31	2,141,097	-	-	2,141,128
Stock-based compensation expense and vesting of restricted stock units	-	-	5,000	1	2,663,538	-	-	2,663,539
Net loss	-	-	-	-	-	-	(14,880,787)	(14,880,787)
Balance as of December 31, 2024	-	$-	16,707,441	$1,671	$80,312,594	$-	$(40,737,170)	$39,577,095

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,880,787)	$(7,987,836)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	27,361	27,361
Stock-based compensation, including the issuance of restricted stock	2,663,539	872,248
Acquired in-process research and development	25,000	543,186
Changes in operating assets and liabilities:
Collaboration receivable	7,500,000	(7,500,000)
Prepaids and other current assets	(4,899,109)	181,707
Accounts payable	477,450	298,816
Accrued expenses	(1,498,215)	877,913
Deferred collaboration revenue	295,939	1,497,794
Net cash used in operating activities	(10,288,822)	(11,188,811)
Cash flows from investing activities:
Purchase of in-process research and development assets	(25,000)	(543,186)
Net cash used in investing activities	(25,000)	(543,186)
Cash flows from financing activities:
Proceeds from sale of common stock from 2023 Private Placement, net of offering costs	-	24,084,805
Proceeds from issuance of common stock upon IPO, net of offering costs	-	14,250,311
Payment of financing costs related to the 2023 Private Placement	(131,918)	-
Proceeds from subscription receivable	11,250	-
Proceeds from the exercise of stock options	1,975	89,947
Proceeds from the exercise of warrants	2,141,128	-
Proceeds from sale of common stock, net of offering costs	14,004,381	-
Net cash provided by financing activities	16,026,816	38,425,063
Net increase in cash and cash equivalents	5,712,994	26,693,066
Cash and cash equivalents as of beginning of the year	32,626,768	5,933,702
Cash and cash equivalents as of end of the year	$38,339,762	$32,626,768

Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock upon IPO	$-	$8,793,637
Conversion of convertible promissory notes upon IPO	$-	$12,965,480
Subscription receivable related to warrant exercise	$-	$11,250
Financing costs related to the 2023 Private Placement in accrued expenses and accounts payable	$-	$131,918

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Going Concern and Liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $40.7 million as of December 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company's cash and cash equivalents of $38.3 million as of December 31, 2024 is expected to enable the Company to fund its operating expenses and capital expenditure requirements for at least one year after the financial statements are issued, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Significant areas that require management’s estimates include the grant date fair value of stock options (Note 9), the allocation of transaction price as it relates to the Company's DRL Development Agreement (Note 11), the expected costs to be incurred in the Company's R&D Services performance obligation, and accrued R&D expenses.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment. The Company’s chief operating decision-maker ("CODM"), its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the statements of operations. The measure of segment assets is reported on the balance sheet as total assets.

The CODM uses cash burn analysis in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Collaboration revenue	$3,554,061	$6,002,206
Less:
Research and development expenses:
Preclinical product candidates	8,313,290	3,314,311
Sponsored research	556,265	256,571
Internal research and development expenses, including stock-based compensation	2,996,099	1,930,645
Total research and development expenses	11,865,654	5,501,527
General and administrative expenses:
Employee related costs	2,685,556	2,569,394
Stock-based compensation	1,588,667	545,149
Other general and administrative expenses (a)	4,611,534	4,718,938
Total general and administrative expenses	8,885,757	7,833,481
In-process research and development	25,000	543,186
Depreciation	27,361	27,361
Other income, net	(1,648,637)	(639,365)
Pre-tax loss	(15,601,074)	(7,263,984)
Income tax benefit (expense)	720,287	(723,852)
Net loss	$(14,880,787)	$(7,987,836)

(a) Other general and administrative costs include professional fees, investor relation costs, taxes, licenses, and insurance.

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.

Collaboration Revenues

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The Company’s revenues have been solely generated through the DRL Development Agreement (Note 11), which falls under the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808") as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is within the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including delivery of a good or service (i.e. unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations. The terms of the arrangement includes payments to the Company of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments and royalties on net sales of licensed products.

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

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as collaboration receivable in the Company’s balance sheet. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred collaboration revenue in the Company’s balance sheet. See Note 11 for a full discussion of the Company’s collaboration arrangement. The following table summarizes the changes in deferred revenue (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance	$1,497,794	$-
Deferral of revenue	780,749	1,520,940
Recognition of unearned revenue	(484,810)	(23,146)
Ending balance	$1,793,733	$1,497,794

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Financing costs

The Company capitalizes costs that are directly associated with in-process equity and debt financing until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, financing costs are expensed. During the years ended December 31, 2024 and 2023, financing costs were $1.0 million and $4.8 million, respectively.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Patent costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs were $0.4 million and $0.1 million, respectively, during the years ended December 31, 2024 and 2023, which are included in general and administrative expenses in the accompanying statements of operations.

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

The Company did not recognize any impairment of long‑lived assets for the years ended December 31, 2024 or 2023.

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	As of December 31,
	2024	2023
Common stock warrants	815,677	2,492,241
Stock options	2,228,658	1,134,145
	3,044,335	3,626,386

Amounts in the above table reflect the common stock equivalents.

Recently adopted accounting pronouncements

On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 (ASU 2023-07 or the Update), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The FASB issued ASU 2023-07 to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company incorporated the improved segment disclosures in the summary of significant accounting policies, herein.

Recently issued but not yet adopted accounting pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

December 31, 2024
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$38,339,762	$38,339,762

December 31, 2023
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$32,626,768	$32,626,768

Due to the number of embedded provisions contained in the Company's convertible promissory notes, prior to the Company's initial public offering ("IPO") in January 2023, the fair value option, as prescribed by ASC 815, was elected and applied in connection with the preparation of these financial statements. In connection with the Company's IPO, the Company's convertible promissory notes converted into an aggregate of 2,736,488 shares of common stock. As a result, the remaining convertible promissory note balance, including accrued interest, was eliminated, increasing additional paid-in capital.

Balance January 1, 2023	$12,965,480
Issuance of convertible promissory notes	(12,965,480)
Balance at December 31, 2023	$-

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	As of December 31,
	2024	2023
Prepaid research and development	$4,005,246	$125,000
Prepaid insurance	805,469	858,541
Prepaid other	427,370	86,016
Income tax receivable	730,581	-
	$5,968,666	$1,069,557

5. Fixed assets, net

Fixed assets, net consist of:

	As of December 31,
	2024	2023
Lab equipment	$136,804	$136,804
	136,804	136,804
Less: accumulated depreciation	(98,216)	(70,855)
	$38,588	$65,949

Depreciation expense for both the years ended December 31, 2024, and 2023 was $27,361.

6. Accrued expenses

Accrued expenses consist of:

	As of December 31,
	2024	2023
Accrued research and development	$46,667	$686,883
Accrued payroll	1,132,422	1,081,262
Accrued professional fees	208,971	481,218
Accrued income tax	-	723,852
	$1,388,060	$2,973,215

7. Commitments and contingencies, including license and sponsored research agreements

License Agreements

Dr. Reddy's License and Supply Agreement

In March 2023, the Company entered into an exclusive License and Supply Agreement (the "DRL Agreement") with Dr. Reddy's Laboratories Ltd, ("DRL"). The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, the Company will in-license DRL’s proposed abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

indication in the Field (as defined in the DRL Agreement), of which the Company has paid an aggregate of $0.2 million through December 31, 2024, and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). In December 2023, the Company granted DRL an exclusive, royalty-bearing right and license to commercialize COYA 302 (Note 11).

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the years ended December 31, 2024 and 2023. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Effective January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company and HMRI have subsequently amended the SRA multiple times to increase agreed funding and, at

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

times, extend the term. The latest amendment was entered in October 2024, to increase agreed funding from $1.0 million to $1.2 million in total funding. As of December 31, 2024, the Company funded $0.8 million of the total commitment. During the years ended December 31, 2024 and 2023, the Company incurred $0.5 million and $0.3 million, respectively, in research and development expenses related to the SRA.

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

8. Stockholders’ equity

Securities purchase agreements

On October 21, 2024, the Company entered into a securities purchase agreement with certain accredited investors, a majority of which were existing institutional stockholders of the Company, for the issuance and sale in a private placement of 1,379,314 shares of the Company's common stock (the "October 2024 Private Placement"). The offering resulted in net proceeds of $9.1 million, at a price of $7.25 per share of common stock, after deducting placement agent commissions and other offering expenses. Cash fees equal to 7% of the gross proceeds from the sale of securities in the offering and the Company issued its strategic advisor warrants to purchase 150,000 shares of common stock with an exercise price of $7.00 and an expiration date of November 2029.

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

On December 5, 2023, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of 4,370,382 shares of its common stock at a price of $6.06 per share of common stock (the "2023 Private Placement"). The offering resulted in net proceeds of $24.0 million after deducting placement agent commissions and other offering expenses. In connection with the 2023 Private Placement and as a form of payment for services provided by a co-placement agent and financial advisor, the Company issued warrants to purchase up to 319,004 shares of common stock at an exercise price of $7.58 per share. Such warrants have a term of four years from issuance, and will be exercisable beginning six months from the closing of the 2023 Private Placement.

Initial public offering

On January 3, 2023, the Company completed its initial public offering ("IPO") in which the Company sold 3,050,000 shares of its common stock and accompanying warrants to purchase 1,525,000 shares of common stock. Each share of common stock and accompanying warrant was sold at a combined offering price of $5.00 per share. The Company issued its underwriters 213,500 warrants with an exercise price of $6.25 per warrant and a contractual term of four years as additional consideration. In connection with the IPO, the Company granted its underwriters a 30-day over-allotment option to purchase up to an additional 290,000 shares of common stock and warrants to purchase 145,000 shares of common stock. The warrants have an exercise price of $7.50 per share. On January 25, 2023, the underwriters purchased 237,804 shares of common stock and 145,000 warrants to purchase common stock at a combined offering price of $5.00 per share in connection with the over-allotment. The Company received net proceeds of $14.1 million in connection with the IPO and over-allotment option.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Common Stock Warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. During the years ended December 31, 2024 and 2023, 312,837 and 1,500 warrants, respectively, were exercised with a weighted average exercise price of $7.31 and $7.50, respectively.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the year ended December 31, 2024 is as follows:

Warrant Type	Exercise Price Per Share	Expiration Date	Balance December 31, 2023	Warrants Granted	Warrants Exercised	Warrants Forfeited	Warrants Expired	Balance December 31, 2024
Common stock warrants issued related to the IPO	$7.50	December 2024	1,523,500	-	(210,475)	-	(1,313,025)	-
Common stock warrants issued related to the Over-Allotment option	$7.50	December 2024	145,000	-	-	-	(145,000)	-
Common stock warrants issued to underwriters as compensation for IPO	$6.25	December 2026	230,146	-	(50,496)	(47,947)	-	131,703
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	$6.00	January 2028	182,407	-	-	-	-	182,407
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	$9.15	December 2025	92,184	-	-	-	-	92,184
Common stock warrants issued as compensation for the 2023 Private Placement	$7.58	December 2027	319,004	-	(51,866)	(7,755)	-	259,383
Common stock warrants issued as compensation for the October 2024 Private Placement	$7.00	November 2029	-	150,000	-	-	-	150,000
			2,492,241					815,677

9. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors. On May 8, 2024, the Company's Board of Directors and stockholders approved an increase of 750,000 shares to be authorized for future issuance. As of December 31, 2024, 2,571,071 shares of the Company’s common stock were authorized to be issued, of which 254,618 shares were available for future issuance.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The amount, terms of grants, and exercisability provisions are determined and set by the Company's Board of Directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company has recorded stock-based compensation related to its options and RSU's in the accompanying statements of operations as follows:

	Years Ended December 31,
	2024	2023
General and administrative	$1,588,667	$545,149
Research and development	1,074,872	327,099
	$2,663,539	$872,248

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the year ended December 31, 2024:

			Weighted
		Weighted Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2024	1,134,145	$3.24	8.7
Granted	1,101,342	$6.95
Exercised	(1,829)	$1.08		$8,249
Forfeited	(5,000)	$7.41
Outstanding at December 31, 2024	2,228,658	$5.07	8.4	$2,810,892
Exercisable at December 31, 2024	1,072,267	$3.98	7.9	$2,138,269
Vested and expected to vest at December 31, 2024	2,228,658	$5.07	8.4	$2,810,892

As of December 31, 2024, the unrecognized compensation cost was $5.4 million, and will be recognized over an estimated weighted-average amortization period of 1.9 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the years ended December 31, 2024 and 2023 was determined using the methods and assumptions discussed below.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The grant date fair value of each option grant for the years ended December 31, 2024 and 2023 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023
Risk-free interest rate	4.2%	4.0%
Expected term (years)	5.7	5.8
Expected volatility	106.32%	93.82%
Expected dividend yield	-	-

Common stock issued outside the 2021 Plan

During the years ended December 31, 2024 and 2023, the Company’s Board of Directors approved the issuance of 5,000 and 16,500, respectively, shares of common stock to external consultants in exchange for professional services rendered, which immediately vested upon grant. After vesting, shares of common stock were immediately issued. The shares of common stock were not initially registered with the Securities Exchange Commission (“SEC”) and, as a result, were considered a restricted share. Each of the 21,500 shares issued to external consultants have been registered with the SEC during the reporting period. The fair value of common stock issued outside of the 2021 Plan is equal to the fair market value price of the Company's common stock on the date of grant. The weighted average fair value for the common stock issued during the years ended December 31, 2024 and 2023 were $8.02 and $4.61, respectively. The stock-based compensation expense was immaterial for the years ended December 31, 2024 and 2023.

10. Income taxes

Income tax expense for the years ended December 31, 2024 and 2023 consists of the following:

	As of December 31,
	2024	2023
U.S. federal
Current	$(718,582)	$718,582
Deferred	-	-
Total U.S. federal	(718,582)	718,582
State and local
Current	(1,705)	5,270
Deferred	-	-
Total State and local	(1,705)	5,270
Income tax expense	$(720,287)	$723,852

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

A reconciliation of income tax benefit at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	As of December 31,
Rate reconciliation:	2024	2023
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
Permanent differences	0.6	0.2
State income tax	(0.1)	(0.1)
Research and development credits	(2.9)	(2.9)
Change in tax rate	0.0	(0.2)
Change in valuation allowance	16.0	34.2
Other	2.7	(0.1)
Total provision	(4.7)%	10.10%

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company's deferred tax assets consisted of the following:

	As of December 31,
Deferred tax assets	2024	2023
Startup costs	$1,673,301	$2,945,099
Section 174 capitalization	3,641,638	1,860,806
Share-based compensation	462,487	144,105
Net operating losses	1,351,896	439,349
Accrued expenses and other	222,198	45,133
Capitalized license fees	41,981	47,526
Credit carryforwards	489,284	30,035
Deferred revenue	250,363	121,388
Fixed assets	(4,074)	(8,325)
Valuation allowance	(8,129,074)	(5,625,116)
Deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2024 and 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.2 million and $2.1 million, respectively. Net operating losses are available to offset future federal taxable income. Generally, net operating losses generated after 2017 may be carried forward indefinitely but limited to 80% of federal taxable income each year. As of December 31, 2024, the Company has federal and Texas research and development credit of approximately $0.5 million and $25 thousand, respectively. The Texas research and development credit will begin to expire in 2041 and the federal will begin to expire in 2043. The Company paid $0.7 million in income taxes during the year ended December 31, 2024 for the income tax expense recognized during the year ended December 31, 2023. The Company expects to be refunded the income tax paid in connection with the income tax benefit of $0.7 million recognized during the year ended December 31, 2024, in 2025.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and are subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code. Based upon our analysis, we have determined that such an ownership change has occurred during the year ended December 31, 2023. As a result, a Section 382 limitation will limit the Company's utilization of NOLs and other tax attributes that existed at the date of the change in ownership.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no interest or penalties related to uncertain tax positions. All tax years of the Company from inception are open to examination by federal tax and state tax authorities. To the extent utilized in future years’ tax returns, net operating loss carryforwards as of December 31, 2024 will remain subject to examination until utilized. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2024.

11. DRL Development Agreement

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

or insolvency of, the other party. Either party may terminate the agreement in the event that the other party commences a legal action challenging the validity, enforceability or scope of any licensed patent rights.

In accordance with the guidance, the Company identified the following commitments under the arrangement: 1) the License and 2) the R&D Services. The Company determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue as the Company fulfills these performance obligations. The Company included the $7.5 million upfront payment in the transaction price as of the outset of the arrangement and allocated that transaction price to the two performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the R&D Services was estimated using the expected cost-plus margin approach. The Company has recognized the License portion of the transaction price of $6.0 million during the year ended December 31, 2023 upon delivery of the License. The Company will recognize the remaining transaction price of $1.5 million allocated to the R&D Services over the period of performance, using an inputs approach.

In June 2024, the transaction price was increased by the $3.9 million payment received in connection with the First Amendment, which did not add any additional performance obligations. As such, the Company allocated the increase in transaction price to the License and R&D Services performance obligation in the same manner as was performed at contract inception using the estimated standalone selling price. The $3.9 million increase in transaction price resulted in License revenue of $3.1 million in 2024, representing a cumulative catch-up of for the License transfer in 2023. The cumulative catch-up for R&D Services was immaterial. During the year ended December 31, 2024, the Company recognized $0.3 million of collaboration revenue associated with the performance of R&D Services which was included in deferred revenue as of December 31, 2023.

Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties will be recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied). As of December 31, 2024, $1.8 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets related to R&D Services yet to be provided, of which $0.9 million is estimated to be recognized within one year. In the third quarter of 2024, the FDA contacted the Company stating that additional non-clinical data must be submitted prior to initiating the Company's planned randomized, double-blind placebo-controlled Phase 2 study of COYA 302 in patients with ALS. As a result, the Company's estimated cost to fulfill the R&D Services performance obligation increased and the time period to satisfy the performance obligation was extended. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. R&D Services revenue was $0.5 million during the year ended December 31, 2024. R&D Services revenue was de minimis during the year ended December 31, 2023.

12. Subsequent events

The Company has evaluated subsequent events from the balance sheet date through March 18, 2025, the date at which the financial statements were issued and has determined that there are no such events to report outside of the below: