Form 10-K/A
period 2024-12-31
Coya Therapeutics, Inc.
filed 2025-04-28
CIK 1835022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K
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

EXPLANATORY NOTE
Coya Therapeutics, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024 (the “Original Form
10-K”),
filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025, only for the purpose of including the Part III information required under the instructions to Form
10-K
and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
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
10-K.
In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form
10-K
is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are included in this Amendment No. 1.
Except as expressly set forth herein, no other information has been updated for any subsequent events occurring after March 18, 2025, the date of the filing of the Original Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and our other filings made with the SEC subsequent to the filing of the Original Form
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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current executive officers and directors.

Name	Age	Position(s)
Arun Swaminathan, Ph.D.	56	Chief Executive Officer, Director
David Snyder, MBA	64	Chief Financial Officer, Chief Operating Officer
Fred Grossman, DO, FAPA	66	Chief Medical Officer
Howard Berman, Ph.D.	51	Director, Executive Chairman, Former Chief Executive Officer
Ann Lee, Ph.D.	63	Director
Anabella Villalobos	66	Director
Dov Goldstein	57	Director
Wilbur Ross	87	Director
Dieter Weinand	64	Director

The following biographical descriptions set forth certain information with respect to our current executive officers and directors.

Officers

Arun Swaminathan, Ph.D. has over 20 years of hands-on healthcare business executive experience with an emphasis on corporate and business development, strategy, and finance. Dr. Swaminathan joined Coya as Chief Business Officer in April 2023. He became a member of the Board of Directors in August 2024 and assumed the role of Chief Executive Officer in November 2024. We benefit from Dr. Swaminathan’s strategic, business development, operational, and deal making experience, and we look to Dr. Swaminathan to guide us through our next phase in the company’s growth. Prior to joining Coya, Dr. Swaminathan served as Chief Business Officer (CBO) for Actinium Pharmaceuticals (NYSE: ATNM) from September 2021 to March 2023, where he was responsible for all business development. Prior to Actinium, he was the CBO at Alteogen (196170.KQ) from December 2018 to September 2021. From March 2016 to March 2020, he co-founded and served as CEO of Lynkogen Inc., a pre-clinical stage biotechnology company. Dr. Swaminathan began his career in clinical development and commercial roles of increasing responsibility at BristolMyers Squibb and Covance. He obtained his Ph.D. in pharmaceutical sciences from the University of Pittsburgh. Dr. Swaminathan’s expertise in strategic planning, and corporate finance, along with his proven track record of success in the life sciences sector, underscores his suitability to serve as a director for our company.

David Snyder has served as our Chief Financial Officer and Chief Operating Officer since March 2022. Mr. Snyder brings over 25 years’ experience as the CFO of public and high growth companies. Prior to joining Coya, Mr. Snyder served as the CFO of DisperSol Technologies, LLC (which subsequently changed its name to AustinPx Pharmaceutics and Manufacturing in 2022). Prior to joining DisperSol, from 2014-2020 Mr. Snyder was the CFO of Exicure, Inc. (Nasdaq: XCUR) a company developing nucleic acid therapeutics. From 2008 to 2014, he was the CFO of Cellular Dynamics, Inc. (Nasdaq: ICEL) a company developing ipsc-based stem cell tools and primary cell therapeutics. From 2007-2008, Mr. Snyder served as Senior Vice President of Finance, Site Vice President and Chief Financial Officer of Roche NimbleGen. Prior to 2007, Snyder was CFO of companies in real estate, software, and manufacturing. Early in his career, Mr. Snyder worked for financial and real estate investor Sam Zell. He received his BA summa cum laude from Ottawa University and his M.B.A. with high honors from the Harvard Business School, where he was designated a George Fisher Baker Scholar.

Fred Grossman, D.O., FAPA has been our President and Chief Medical Officer since July 2023. Dr. Grossman brings over 20 years of drug development expertise to Coya having held senior executive leadership positions in large and small pharmaceutical companies leading the development and FDA approval of numerous multi-billion dollar blockbuster drugs addressing significant unmet medical needs particularly across CNS disorders. He has close relationships with thought leaders worldwide and has negotiated directly with the FDA and Global Health Authorities for approval of many drugs across therapeutic areas. Dr. Grossman held executive positions at Eli Lilly, Johnson & Johnson, Bristol Myers Squibb, and Sunovion. He served as President and Chief Medical Officer at Glenmark Pharmaceuticals (BSE; 532296), at $1.5 Billion per annum global pharmaceutical company based in India, overseeing development of the entire pipeline including generics, complex generics including 505(b)(2) candidates, and next-generation biologics (including bi-specific antibodies). He also previously served as Chief Medical Officer at Mesoblast, Inc. (NASDQ: MESO), developing allogeneic cellular therapies for inflammatory diseases. Dr. Grossman is Board-Certified in Psychiatry and a Fellow of the American Psychiatric Association and was a Fellow at the National Institutes of Health (NIH). He has held several academic appointments and authored numerous scientific publications.

Directors

Dr. Howard Berman, Ph.D., has been Executive Chairman since November 2024 and our Chairman since he co-founded the Company in 2020. Dr. Berman has over 18 years of entrepreneurial and industry experience working at the interplay of science and business. Prior to becoming Executive Chairman in November 2024, Dr. Berman served as our Chief Executive Officer since our founding in 2020 until November 2024. Dr. Berman gained corporate experience with increasing responsibilities and positions as a Medical Science Liaison at AbbVie Inc. (NYSE:ABBV) where he spent April 2013 to June 2020 launching Venetoclax in chronic lymphocytic leukemia and later, supporting numerous solid tumor assets. He also served in leadership roles at Novartis Pharmaceuticals Corporation (NYSE:NVS) (“Novartis”) from June 2003 to January 2006 and later Eli Lilly and Company (NYSE:LLY) where he was the scientific point of contact between the company and key opinion leaders for development and initiation of collaborations, clinical trials and investigator-initiated trials. Dr. Berman currently sits on the board of Atea Pharmaceuticals, Inc. (Nasdaq: AVIR), a clinical-stage biopharmaceutical company engaged in the discovery and development of oral antiviral therapeutics for serious viral diseases. Dr. Berman began his career at the University of Texas MD Anderson Cancer Center in the technology transfer division where he was responsible for assessing the market, patent, and scientific merits of numerous oncology-based technology platforms in order to ascertain their commercial viability He received a Bachelor in Biology from the University of Michigan and a Masters and Ph.D. in Neuroscience and Pharmacology from Weill Cornell Medical School. Dr. Berman was chosen as a director due to his unique combination of business acumen and scientific credibility and his ability to assess, quantify, and bridge both disciplines.

Dr. Anabella Villalobos, Ph.D., has been a director since May 2021. From 2017 to 2025, Dr. Villalobos was head of Biotherapeutics and Medicinal Sciences at Biogen Inc. (Nasdaq:BIIB) (“Biogen”), where she was responsible for the delivery of high-quality, differentiated drug candidates for neurological, rare, and auto-immune diseases across multiple modalities, including small molecules, biologics, oligonucleotides, and gene therapy. Prior to Biogen, Dr. Villalobos was with Pfizer for 28 years where she most recently served as Vice President of Medicinal Synthesis Technologies and Neuroscience Medicinal Chemistry. As the leader of several medicinal chemistry groups throughout her tenure at Pfizer Inc. (NYSE:PFE)(“Pfizer”), Dr. Villalobos’ teams delivered more than 30 small molecule candidates to combat Alzheimer’s disease, Parkinson’s disease, schizophrenia, depression, and insomnia. Noteworthy are Ogsiveo® (SpringWorks) and tavapadon (AbbVie) which reached the market and proof of concept in Phase 3 studies, respectively. Dr. Villalobos also championed new scientific directions that have improved design practices in medical chemistry including the Central Nervous System Multi-Parameter Optimization (CNS MPO). Dr. Villalobos obtained her B.S. in Chemistry at the University of Panama and her Ph.D. in Medicinal Chemistry at the University of Kansas where she was a Fulbright-Hayes fellow. She was a National Institutes of Health Postdoctoral Fellow at Yale University in synthetic organic chemistry for two years. Dr. Villalobos was chosen as a director due to her keen insight into drug development, particularly in neuroscience and we believe Dr. Villalobos’ counsel and strategic guidance with respect to our product candidate pipeline and research and clinical programs is vital to our success.

Dr. Ann Lee, Ph.D., has been a director since June 2021. Dr. Lee is currently the Chief Technical Officer at Prime Medicine, Inc., a position she has held since October 2021. From November 2019 to July 2021, Dr. Lee led teams responsible for the development of new cell therapy processes and technologies, manufacturing cell therapy products, designing new facilities, and building the global supply chain at Bristol Myer Squibb (NYSE:BMY)(“BMS”). Previously, from November 2017 to April 2018, she served as Executive Vice President of Technical Operations at Juno Therapeutics, which was acquired by BMS via Celgene Corporation. Prior to Juno Therapeutics, Inc., from January 2010 to November 2017, Dr. Lee served as Senior Vice President, and then Head of

Global Technical Development at F. Hoffman-La Roche (“Roche”) (dual roles at Roche and Genentech). She was responsible for developing and delivering all clinical stage products in Roche’s global pipeline, as well as technology transfers and technical support for all commercial products. Prior to Genentech, from June 1989 to September 2005, she was at Merck & Co., Inc. (MYSE:MRK), where she led and developed new vaccines and technologies in research and development, and then was responsible as VP for process engineering and technical operations at 10 chemical sites around the world. Over the course of her career, she has contributed to the development of hundreds of new investigational drugs, and the licensure and commercialization of 25 new vaccines and medicines, with the most recent being two new CAR-T cell products for blood cancers. Dr. Lee has authored over 40 scientific publications and holds several patents. She is a member of the National Academy of Engineering, fellow of American Academy of Arts and Sciences, American Institute of Medical and Biological Engineering, and member of the Washington State Academy of Sciences. She serves on the board of directors for the Alliance of Regenerative Medicine. She earned her undergraduate degree from Cornell University and a masters and Ph.D. in Biochemical Engineering with a concentration in molecular biophysics and biochemistry from Yale University. Dr. Lee was chosen as a director due to her thought leadership in cell therapy and biologics and her extensive experience and accomplishments in vaccines, biologics, small molecules and cell therapy development and manufacturing.

Dr. Dov Goldstein, M.D., has been a director since March 2021. Dr. Goldstein brings over 25 years of strategic financial and operational experience within the healthcare sector. He currently serves as the Chief Financial Officer of BioAge Labs (Nasdaq: BIOA), a position he has held since November 2021. Prior to that, from 2020-2021, he served as the Chief Financial Officer and Chief Business Officer of Indapta Therapeutics. From 2018-2020, he was Chief Executive Officer of RIGImmune, Inc. Prior to that he served as the Chief Financial Officer at Schrödinger, Inc. (Nasdaq:SDGR) from 2017 to 2018. Dr. Goldstein held various leadership roles at Aisling Capital, a private investment firm, from 2006 to 2017, serving as its Managing Partner from 2014 to 2017. Dr. Goldstein served as the Chief Financial Officer of Loxo Oncology, Inc. between 2014 and 2015. From 2000 to 2005, Dr. Goldstein served as Chief Financial Officer of Vicuron Pharmaceuticals, Inc. (“Vicuron”), raising over $250 million in equity financings, facilitating company partnership transactions and participating in the M&A process when Vicuron was acquired by Pfizer for $1.9 billion. Prior to joining Vicuron, he was Director of Venture Analysis at HealthCare Ventures LLC. Dr. Goldstein currently serves on the board of directors of Gain Therapeutics, Inc. (Nasdaq:GANX) where he serves on the audit committee as audit committee chair. He previously served as a director for ADMA Biologics Inc (Nasdaq:ADMA), Loxo Oncology (Nasdaq:LOXO), Esperion Therapeutics, Inc. (Nasdaq:ESPR), Durata Therapeutics, Inc.(Nasdaq:DRTX), Cempra Pharmaceuticals Inc.(Nasdaq: CEMP) and a number of private companies. He received a Bachelor of Science in biological sciences from Stanford University, an MBA from Columbia Business School and an M.D. from Yale School of Medicine. Dr. Goldstein was chosen as a director due to his extensive financial experience in the biotechnology capital markets, as an investor and as a CFO and we believe Dr. Goldstein’s background in medicine, venture capital and biotechnology operations guides us in our work as a public clinical stage biotechnology company.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees operate under a charter that has been approved by our Board, which is available on our website at https://ir.coyatherapeutics.com/.

Audit Committee

Our Audit Committee consists of Dr. Dov Goldstein, Dieter Weinand and Dr. Ann Lee, with Dr. Dov Goldstein serving as the Chairperson of the Audit Committee. Our Audit Committee is responsible for, among other things:

•	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

•	assisting our Board in evaluating the qualifications, performance, and independence of our independent auditors;

•	assisting our Board in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

•	assisting our Board in monitoring our compliance with legal and regulatory requirements;

•	reviewing with management and our independent auditors the adequacy and effectiveness of our internal control over financial reporting processes;

•	assisting our Board in monitoring the performance of our internal audit function;

•	reviewing with management and our independent auditors our annual and quarterly financial statements;

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

Compensation Committee

Our Compensation Committee consists of Dr. Dov Goldstein, Dr. Anabella Villalobos, Dr. Ann Lee, and Dieter Weinand, with Dr. Anabella Villalobos serving as the Chairperson of the Compensation Committee. The Compensation Committee is responsible for, among other things:

•

developing and periodically reviewing compensation policies and practices applicable to executive officers, including the criteria upon which executive compensation is based, the specific relationship of corporate performance to executive compensation and the composition in terms of base salary, deferred compensation and incentive or equity-based compensation and other benefits;

•

reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by our Board), determining and approving our Chief Executive Officer’s compensation level based on such evaluation;

•

reviewing and approving, or making recommendations to our Board with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives, and other benefits;

•	reviewing and recommending to our Board the compensation of our directors;

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

In discharging its responsibilities, the Compensation Committee works with our Chief Executive Officer and Chief Financial Officer, who assist the Compensation Committee by providing information on corporate and individual performance, perspectives on performance issues and recommendations on compensation matters.

The Compensation Committee, to the extent permitted under applicable law, the rules promulgated under the Exchange Act and the SEC, and the Company’s Certificate of Incorporation and Bylaws, may form and delegate authority to subcommittees.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dr. Dov Goldstein, Dr. Anabella Villalobos, and Dieter Weinand. The Nominating and Corporate Governance Committee is responsible for, among other things:

•	assisting our Board in identifying prospective director nominees and recommending nominees to our Board;

•	overseeing the evaluation of our Board and management;

•	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines; and

•	recommending members for each committee of our Board.

Director Nominations Process

The Nominating and Corporate Governance Committee is responsible for recommending candidates to serve on our Board and its committees. In considering whether to recommend any particular candidate to serve on the Board or its committees or for inclusion in the Board’s slate of recommended director nominees for election at an annual meeting of stockholders, the Nominating and Corporate Governance Committee may take into account many factors, including: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; strong finance experience; relevant social policy concerns; experience relevant to the Company’s industry; experience as a board member of another publicly held company; relevant academic expertise or other proficiency in an area of the Company’s operations; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other Board members; diversity of background and perspective, including, but not limited to, with respect to age, gender, race and ethnicity; practical and mature business judgment, including, but not limited to, the ability to make independent analytical inquiries; and any other relevant qualifications, attributes or skills In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee may also consider the director’s past attendance at meetings and participation in and contributions to the activities of the Board.

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

In identifying prospective director candidates, the Nominating and Corporate Governance Committee may seek referrals from other members of the Board, management, stockholders, and other sources, including third party recommendations. The Nominating and Corporate Governance Committee also may, but need not, retain a search firm in order to assist it in identifying candidates to serve as directors of the Company. The Nominating and Corporate Governance Committee uses the same criteria for evaluating candidates regardless of the source of the referral or recommendation. When considering director candidates, the Nominating and Corporate Governance Committee seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board’s effectiveness. In connection with its annual recommendation of a slate of nominees, the Nominating and Corporate Governance Committee also may assess the contributions of those directors recommended for re-election in the context of the Board evaluation process and other perceived needs of the Board.

When considering whether the directors and nominee have the experience, qualifications, attributes, and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Board focused primarily on the information discussed in each of the member’s biographical information set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Stockholder Nominations for Directorships

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names and background to the Secretary of the Company at the address set forth below under “Stockholder Communications” in accordance with the provisions set forth in our Bylaws. All such recommendations will be forwarded to the Nominating and Corporate Governance Committee, which will review and only consider such recommendations if appropriate biographical and other information is provided, including, but not limited to, the items listed below, on a timely basis. All security holder recommendations for director candidates must be received by the Company in the timeframe(s) set forth under the heading “Stockholder Proposals” below. Stockholders who wish to recommend a candidate for nomination should contact our Secretary in writing and provide the following information:

•	the name and address of the stockholder and the beneficial owner, if any;

•

a representation that the stockholder is a record holder of the Company’s securities entitled to vote at the meeting upon such nomination and intends to appear in person or by proxy at the meeting to propose such nomination;

•	the name, age, business and residential address, and principal occupation or employment of the proposed director candidate;

•	a description of any arrangements or understandings between the proposed director candidate and any other person or entity other than the Company; and

•	the consent of the proposed director candidate to be named in the proxy statement relating to the Company’s annual meeting of stockholders and to serve as a director if elected at such annual meeting.

Assuming that appropriate information is provided for candidates recommended by stockholders, the Nominating and Corporate Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by members of the Board or other persons, as described above and as set forth in its written charter.

Board Leadership Structure and Role in Risk Oversight

The positions of our Executive Chairman of the Board and chief executive officer are separated. Separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the Executive Chairman of the Board to lead our Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort and energy that the chief executive officer must devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as our Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. Our Board believes its administration of its risk oversight function has not affected its leadership structure. Although our bylaws do not require our chairman and chief executive officer positions to be separate, our Board believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance. However, our Board continues to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Risk is inherent to every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property. Management is responsible for the day-to-day management of risks we face, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the Board in overseeing the management of our risks is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees. The full Board (or the appropriate Board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

The Audit Committee is responsible for discussing the Company’s policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which the Company’s exposure to financial risk is handled. In accordance with those policies, our Board and the Board committees have an active role in overseeing management of the Company’s risks. Our Board regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee oversees the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees financial and cybersecurity risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of our Board and potential conflicts of interest.

Evaluations of the Board of Directors

The Board evaluates its performance and the performance of its committees and individual directors on an annual basis through an evaluation process administered by the Nominating and Corporate Governance Committee. The Board discusses each evaluation to determine what, if any, actions should be taken to improve the effectiveness of the Board or any committee thereof or of the directors.

Stockholder Communications

Our Board will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. Absent unusual circumstances or as contemplated by committee charters, and subject to advice from legal counsel, the Secretary of Coya is primarily responsible for monitoring communications from stockholders and for providing copies or summaries of such communications to the Board as he considers appropriate.

Communications from stockholders will be forwarded to all directors if they relate to important substantive matters or if they include suggestions or comments that the Secretary considers to be important for the Board to know. Communication relating to corporate governance and corporate strategy are more likely to be forwarded to the Board than communications regarding personal grievances, ordinary business matters, and matters as to which the Company tends to receive repetitive or duplicative communications.

Stockholders who wish to send communications to the Board should address such communications to: The Board of Directors, Coya Therapeutics, Inc., 5850 San Felipe St. Suite 500, Houston, TX 77057, Attention: Secretary.

Anti-Hedging Policy

Under the terms of our insider trading policy, we prohibit each officer, director, and employee, and each of their family members and controlled entities, from engaging in certain forms of hedging or monetization transactions. Such transactions include those, such as zero-cost collars and forward sale contracts, that would allow them to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, and to continue to own the covered securities but without the full risks and rewards of ownership.

Limitation of Directors Liability and Indemnification

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

Familial Relationships
There are no familial relationships between any director, executive officer or person nominated or chosen to become a director or executive officer.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than ten percent (10%) of our common stock outstanding to file initial statements of beneficial ownership of common stock (Form 3) and statements of changes in beneficial ownership of common stock (Forms 4 or 5) with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all such forms they file.
Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) filed electronically with the SEC by our executive officers and directors owning more than 10% of our common stock and upon any written representations received from the executive officers and directors, other than as described above, to our knowledge we believe that all other Section 16(a) filing requirements were met timely in fiscal year 2024, except that due to an inadvertent administrative error, each of (i) Anabella Villalobos, (ii) Ann Lee, (iii) Dieter Weinand, (iv) Dov Goldstein, and (v) Hideki Garren, each a non-employee
director (and with respect to Dr. Garren, a former director), filed one late Form 4 on January 19, 2024 reporting each director’s award of options to purchase shares of our common stock which occurred on January 1, 2024. In total, five reports were not filed timely due to this inadvertent administrative error.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions, which is posted on our website at www.coyatherapeutics.com.
Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation
S-K.
We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not part of this proxy statement.
Insider trading arrangements and policies.
We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form
10-K
for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Item 11. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows the compensation earned by each of our named executive officers for the year ended December 31, 2024. Our compensation packages for the named executive officers consist primarily of base salary, annual cash bonus and a stock option grant.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Total ($)
Arun Swaminathan (2)	2024	$441,667	$185,417	$870,084	$1,497,168
Chief Executive Officer, Director	2023	$—	$—	$—	$—
Howard Berman (3)	2024	$553,333	$276,667	$1,850,268	$2,680,268
Former Chief Executive Officer, Current Executive Chairman of the Board	2023	$580,000	$253,750	$483,450	$1,317,200
David Snyder	2024	$425,000	$170,000	$870,084	$1,465,084
Chief Financial Officer and Chief Operating Officer	2023	$425,000	$185,938	$336,950	$947,888
Fred Grossman (4)	2024	$479,000	$191,600	$1,221,838	$1,892,438
President, Chief Medical Officer	2023	$227,000	$113,500	$251,982	$592,482

1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2023 and 2024 computed in accordance with FASB ASC Topic 718. Assumptions used to calculate the option awards are included in our Annual Report on Form
10-K
for the year ended December 31, 2024, as amended.

2)
Dr. Swaminathan joined as our Chief Executive Officer effective as of October 30, 2024. Prior to this, Dr. Swaminathan served as our Chief Business Officer beginning in March 2023. Prior to becoming Chief Executive Officer, Dr. Swaminathan was not an executive officer, and therefore his compensation information for the year 2023 is not provided. The compensation information included in the table for 2024 reflects the compensation paid for his services as our Chief Business Officer and Chief Executive Officer in 2024.

3)
Dr. Berman served as our Chief Executive Officer since 2020. On October 30, 2024, he resigned from that position and entered into an Executive Employment Agreement with us whereby he serves as Executive Chairman of the Board. The compensation information included in the table for 2024 reflects the compensation paid for his services as our Chief Executive Officer and Executive Chairman of the Board in 2024.

4)	Dr. Grossman joined us in July 2023 and the compensation information included in the table for 2023 has been prorated.
Employment Agreements with Named Executive Officers
Arun Swaminathan
Dr. Swaminathan serves as our Chief Executive Officer pursuant to an employment agreement (the “Swaminathan Employment Agreement”) which provides for Dr. Swaminathan to serve as Chief Executive Officer and an annual base salary of $525,000, subject to periodic review and adjustment in the sole discretion of the Board. In addition, Dr. Swaminathan is eligible to receive an annual bonus, which is targeted at up to 50% of his base salary but which may be adjusted by the Board based on achievement of goals and objectives established by the Company. Pursuant to the terms of the Swaminathan Employment Agreement, Dr. Swaminathan is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board in its discretion.

If Dr. Swaminathan is terminated for Cause (as defined in the Swaminathan Employment Agreement), all severance obligations under the Swaminathan Employment Agreement cease, except for payment of any Accrued Obligations (as defined in the Swaminathan Employment Agreement). If Dr. Swaminathan is terminated without Cause, he is due continued payment of his annual base salary for 12 months, and a pro rata portion of his annual bonus for the fiscal year in which the termination occurs, each contingent upon Dr. Swaminathan executing a severance and general release agreement.
We or Dr. Swaminathan may terminate employment at any time, without any advance notice, for any reason or no reason at all.
David Snyder
Mr. Snyder serves as our Chief Financial Officer and Chief Operating Officer pursuant to an Executive Employment Agreement, dated March 14, 2022 (the “Snyder Employment Agreement”), pursuant to which Mr. Snyder is entitled to a base salary of $425,000 per year, subject to periodic review in accordance with our procedures for adjusting salaries for similarly situated employees, and may be adjusted in our sole discretion.
Mr. Snyder is eligible to receive an annual bonus targeted at 40% of his base salary, upon the achievement of objectives to be determined by the Company. In connection with the execution of the Snyder Employment Agreement, Mr. Snyder received an option grant exercisable for 87,788 shares of our common stock. Mr. Snyder is entitled to participate in all employee benefit plans and programs available to our employees.
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
Fred Grossman
Pursuant to an Executive Employment Agreement, dated July 3, 2023, as amended and restated (the “Grossman Employment Agreement”), Dr. Grossman serves as our Chief Medical Officer and (i) receives a base salary of $479,000 per year, (ii) is eligible for an annual bonus, targeted at 40% of base salary, based on the performance of the Company as measured against the Company’s predetermined performance plan and Dr. Grossman’s individual performance during the fiscal year for which the annual bonus will be paid, and (iii) received two option grants, one on July 17, 2023 (the “Start Date”) and one in January 2024, each exercisable for an aggregate of 74,069 shares of our common stock. Dr. Grossman must remain employed with the Company through the end of the applicable calendar year to be eligible to receive his annual bonus, provided that if the Company terminates Dr. Grossman without Cause (as defined in the Grossman Employment Agreement) or Dr. Grossman resigns for Good Reason (as defined in the Grossman Employment Agreement) on or before the day his annual bonus is paid, Dr. Grossman will still receive his full annual bonus, and Dr. Grossman will be eligible to receive additional equity awards from time-to-time
in the Company’s sole discretion. Dr. Grossman is entitled to participate in all employee benefit plans and programs available to the Company’s employees. All option grants will be made pursuant to the terms of the Coya Therapeutics, Inc. 2021 Amended and Restated Equity Incentive Plan.
The Grossman Employment Agreement has an initial term of two years and will automatically renew for one year terms after the initial term has elapsed, unless either party terminates the agreement upon 30 days’ notice from the end of the initial or extended term. In connection with his entry into the Grossman Employment Agreement, Dr. Grossman entered into a customary
Non-Disclosure
Invention Assignment Agreement with the Company.

Howard Berman
Executive Chairman
On October 30, 2024, Dr. Berman resigned as our Chief Executive Officer and was appointed our Executive Chairman pursuant to an employment agreement (the “Berman Employment Agreement”) which provides for Dr. Berman to serve as Executive Chairman and provides for an annual base salary of $420,000. In addition, Dr. Berman is eligible to receive an annual bonus, which is targeted at up to 50% of his base salary but which may be adjusted by the Board based on achievement of goals and objectives established by the Company. Pursuant to the terms of the Berman Employment Agreement, Dr. Berman is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan the Company may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board in its discretion.
If Dr. Berman is terminated for Cause (as defined in the Berman Employment Agreement), our obligations under the agreement cease entirely, with the exception of any Accrued Obligations (as defined in the Berman Employment Agreement). If Dr. Berman is terminated without Cause, he is entitled to continued payment of his base salary for a period of 12 months, and a prorated annual bonus for the fiscal year in which termination occurs, each contingent upon Dr. Berman’s execution of a severance and general release agreement.
We or Dr. Berman may terminate employment with the Company at any time, without any advance notice, for any reason or no reason at all.
Chief Executive Officer
Prior to his resignation on October 1, 2024, Dr. Berman served as our Chief Executive Officer pursuant to an Executive Employment Agreement dated December 15, 2020, as amended (the “Old Berman Employment Agreement”) pursuant to which Dr. Berman was entitled to a base salary of $580,000 per year, subject to periodic review in accordance with our procedures for adjusting salaries for similarly situated employees.
Dr. Berman was eligible to receive an annual bonus, targeted at 50% of base salary, upon the achievement of objectives to be determined by the Company. Dr. Berman was also entitled to an allowance of $500 a month for the use of a car. Dr. Berman was entitled to participate in all employee benefit plans and programs available to our employees.
Under the Old Berman Employment Agreement, if we terminated the agreement for Cause (as defined in the Old Berman Employment Agreement), all of our obligations would have ceased. If we terminated the agreement without Cause, and Dr. Berman was not terminated due to death or disability, Dr. Berman would have continued to receive his base salary for 12 months, subject to Dr. Berman’s execution of a severance and general release agreement for our benefit.
Potential Payments Upon Termination or Change in Control
Other than as described above in “Employment Agreements with Named Executive Officers,” we have no plans, agreements or arrangements that provide for payment to our named executive officers in connection with termination of employment. We have no plans, agreements or arrangements that provide for payment to our named executive officers in connection with a change in our control.
Employee Benefits Plans
We currently provide broad-based health and welfare benefits that are available to all of our employees, including our named executive officers, including medical, dental, and vision insurance.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the named executive officers outstanding as of December 31, 2024:

		Option Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Arun Swaminathan (1)	4/3/2023	63,888	(2)	51,112	—	4.05	4/3/2033
Chief Executive Officer	1/31/2024	25,000	(3)	56,819	—	5.90	1/31/2034
	5/23/2024	13,727	(4)	56,869	—	8.15	5/23/2034
David Snyder	6/28/2022	80,472	(5)	7,316	—	3.48	6/28/2032
Chief Financial Officer and Chief Operating Officer	2/27/2023	70,277	(6)	44,723	—	3.85	2/27/2033
	1/31/2024	25,000	(7)	56,819	—	5.90	1/31/2034
	6/3/2024	13,727	(8)	56,869	—	8.15	6/3/2034
Fred Grossman (9)	7/17/2023	34,977	(10)	39,092	—	4.25	7/17/2033
President, Chief Medical Officer	1/31/2024	34,986	(11)	39,083	—	5.90	1/31/2034
	1/31/2024	25,000	(12)	56,819	—	5.90	1/31/2034
	6/3/2024	13,727	(13)	56,869	—	8.15	6/3/2034
Howard Berman (14)	2/27/2023	100,833	(15)	64,167	—	3.85	2/27/2033
Former Chief Executive Officer, Current Executive Chairman of the Board	1/31/2024	47,263	(16)	107,417	—	5.90	1/31/2034
	6/3/2024	31,823	(17)	131,840	—	8.15	6/3/2034

1)	Dr. Swaminathan was appointed our Chief Executive Officer on November 1, 2024.
2)	One third of the shares subject to the option vested on April 3, 2024. The remainder of the option vests in 24 monthly equal installments beginning April 3, 2024.
3)	The shares subject to the option vests in 36 monthly equal installments beginning February 29, 2024.
4)	The shares subject to the option vest in 36 monthly equal installments beginning May 23, 2024.
5)	33.3% of the shares underlying the option vested on March 14, 2023, and the remaining shares will vest in 24 equal monthly installments beginning on April 14, 2023.
6)	The shares subject to the option vest in equal monthly installments over a period of 36 months commencing on March 27, 2023.
7)	The shares subject to the option will vest in 36 equal monthly installments commencing February 29, 2024, subject to continuous service on each vesting date.
8)	The shares subject to the option vest in equal monthly installments over a period of 36 months, commencing on July 3, 2024.
9)	Dr. Grossman became our President, Chief Medical Officer in July 2023.
10)	The shares subject to the option vested as to 24,689 shares on July 17, 2024, and the remaining shares will vest in equal monthly installments over a period of 24 months commencing August 17, 2024.
11)	The shares subject to the option vested as to 24,689 shares on July 11, 2024, with the remaining shares vesting in 24 equal monthly installments thereafter.
12)	The shares subject to the option will vest in 36 monthly equal installments commencing February 29, 2024, subject to continuous service on each vesting date.
13)	The shares subject to the option vest in equal monthly installments over a period of 36 months, commencing July 3, 2024.

14)	Dr. Berman served as our Chief Executive Officer from 2022 until October 30, 2024 on which date he was appointed our Executive Chairman.
15)	The shares subject to the option vest in equal monthly installments over a period of 36 months commencing on March 27, 2023.
16)	The shares subject to the option will vest in 36 equal monthly installments commencing February 29, 2024, subject to continuous service on each vesting date.
17)	The shares subject to the option vest in equal monthly installments over a period of 36 months, commencing on July 3, 2024.
DIRECTOR COMPENSATION
Director Compensation
The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2024, to each of our non-employee
directors:

Name	Fees Earned Paid in Cash (1)	Stock Awards (2)	Stock Option Awards (3)(4)	Total
Dov Goldstein, Ph.D.	$63,752	$—	$29,725	$93,477
Ann Lee, Ph.D.	$52,500	$—	$29,725	$82,225
Wilbur Ross	$40,000	$—	$55,850	$95,850
Anabella Villalobos, Ph.D.	$53,752	$—	$29,725	$83,477
Dieter Weinand	$53,335	$—	$29,725	$83,060
Dr. Hideki Garren, M.D., Ph.D. (5)	$41,250	$—	$29,725	$70,975

1)	Board of Director fees earned or paid in cash were for calendar year 2024, representing fees earned by our non-employee directors.
2)	None awarded in 2024.
3)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2024. These amounts have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are described in the notes to our financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2024. This amount does not reflect the actual economic value that will be realized by the Directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

4)
As of December 31, 2024, each of Dr. Dov Goldstein, Dr. Ann Lee, Dr. Anabella Villalobos held vested and unvested stock options exercisable for an aggregate of 22,557 shares of common stock, Mr. Dieter Weinand held vested and unvested stock options exercisable for an aggregate of 15,000 shares of common stock, and Mr. Ross held vested and unvested options exercisable for an aggregate of 10,000 shares of common stock

5)	Dr. Garren resigned from the Board on November 1, 2024. The options reflected in the table above were unvested at the time of his resignation and were therefore forfeited.
During fiscal year 2024, both Arun Swaminathan, our current Chief Executive Officer, and Howard Berman, our former Chief Executive Officer and current Executive Chairman, served as members of our Board and received no additional compensation for their services as members of the Board. See the section titled “
Executive Compensation
” for more information about Dr. Swaminathan’s and Dr. Berman’s compensation for fiscal year 2024. It is our policy to reimburse non-employee
members of our Board for reasonable travel and
out-of-pocket
expenses incurred in attending meetings of our Board and committees of our Board.

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
Our Board has also adopted an equity compensation policy pursuant to which Board members shall automatically be granted stock options to purchase 10,000 shares of our common stock upon joining the Board, and on January 1 of each year, each then serving non-employee
director shall be automatically granted stock options to purchase 10,000 shares of our common stock. These stock options shall fully vest upon the one-year
anniversary of their granting, have a term of ten years and shall have an exercise price equal to 100% of the fair market value of a share of common stock on the date of grant. All options to be granted under this policy will be granted pursuant to our 2021 Incentive Plan.
Equity Compensation Plan Information
The Amended and Restated Coya Therapeutics, Inc. 2021 Equity Incentive Plan
General
Our Board and management believe that the effective use of stock-based long-term incentive compensation is vital to our ability to achieve strong performance in the future. Accordingly, on January 25, 2021, the Board adopted the 2021 Incentive Plan, which our stockholders approved on February 5, 2021.
On November 17, 2022, our Board amended and restated the 2021 Incentive Plan, which was then approved by our stockholders to:

•
Increase the number of shares of the Company’s common stock authorized to be issued under the 2021 Incentive Plan to 1,141,251, all of which are available for grant as Incentive Stock Options (as described below);

•	Add an “evergreen” feature to automatically increase the number of shares of the Company’s common stock available under the 2021 Incentive Plan as described further below; and

•	Extend the expiration date of the 2021 Incentive Plan to November 17, 2032.
On March 19, 2024, our Compensation Committee recommended, and our Board approved, an amendment to increase the number of shares authorized for issuance under the 2021 Incentive Plan to 2,571,070 shares. Our stockholders approved this amendment on May 8, 2024.
The 2021 Incentive Plan is intended to enable us to secure and retain the types of employees, consultants and directors who will contribute to our long-range success, and provide incentives for such persons to exert maximum efforts for the success of the Company by aligning their interests with those of our stockholders. Awards that may be granted under the 2021 Incentive Plan include: (a) Incentive Stock Options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended); (b) Nonstatutory Stock Options (Incentive Stock Options and Nonstatutory Stock Options together referred to as “Options”); (c) Stock Appreciation Rights; (d) Restricted Stock Awards; (e) Restricted Stock Unit Awards (f) Performance Awards (payable in shares or cash); and (g) Other Awards (all as defined in the 2021 Incentive Plan, and collectively, “Awards”).

The 2021 Incentive Plan reserves 2,571,070 shares of our common stock for the grant of Awards, all of which may be granted as Incentive Stock Options. Pursuant to the 2021 Incentive Plan’s “evergreen” feature, the number of shares of common stock reserved for issuance automatically increases on the first day of each fiscal year commencing with January 1, 2023 and on the first day of each fiscal year thereafter until the date the 2021 Incentive Plan expires, by an amount equal to four percent (4%) of the total number of shares of our common stock outstanding on the last day of the preceding fiscal year, unless the Board determines before an annual increase takes effect that no increase will be made or a lesser increase.
As of April 7, 2025, awards have been granted and remain outstanding with respect to 3,060,030 shares of our common stock. All such awards have been granted as Options.
The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. Consistent with our annual compensation cycle, the Compensation Committee has for several years granted annual equity awards to our executive officers and directors at the start of the new fiscal year. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine
grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.
No stock options were issued to executive officers in fiscal year 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public
information and ending one business day after the filing or furnishing of such report with the SEC, other than as reflected in the table below:

					Percentage change in the closing market
					price of the securities underlying the award
					between the trading ending immediately
		Number of	Exercise	Grant	prior to the disclosure of material nonpublic
		securities	price of the	Date fair	information and the trading day beginning
		underlying	award	value of	immediately following the disclosure of
Name	Grant Date	the award	($/Sh)	the award	material nonpublic information
Howard Berman	06/03/2024	163,663	$8.15	$6.80
Former Chief Executive Officer, Current Chairman of the Board					(2.23%)
Fred Grossman	06/03/2024	70,596	$8.15	$6.80
President, Chief Medical Officer					(2.23%)
David Snyder	06/03/2024	70,596	$8.15	$6.80
Chief Financial Officer and Chief Operating Officer Arun Swaminathan Chief Executive Officer (1)	06/03/2024	70,596	$8.15	$6.80	(2.23 (2.23	%) %)

(1)	Award granted while Dr. Swaminathan served as Chief Business Officer.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to shares of our common stock that may be issued pursuant to our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by security holders (1)	2,228,391	$5.08	254,885
Equity compensation plans not approved by security holders	—	—	—
Total	2,228,391	$5.08	254,885

1.	The amounts shown in this row include securities under the 2021 Incentive Plan.
2.

In accordance with the “evergreen” provision in the 2021 Incentive Plan, an additional 668,297 shares of our common stock were automatically made available for issuance on the first day of 2025, which represents 4% of the number of shares outstanding on December 31, 2024. These shares are excluded from the shares disclosed in the table.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 7, 2025 by:

•	each person known by us to own beneficially more than 5% of any class of our outstanding shares of common stock;

•	each of the directors and named executive officers individually; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by such person that are currently exercisable or will become exercisable within 60 days of April 7, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 16,724,998 shares of common stock issued and outstanding as of April 7, 2025, plus any shares issuable upon exercise of options or warrants that are exercisable with 60 days of April 7, 2025 held by such person.

Unless noted otherwise, the address of all listed stockholders is 5850 San Felipe St. Suite 500, Houston, TX 77057. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Named Executive Officers and Directors:
Howard Berman (1)(2)	1,213,120	7.1%
Arun Swaminathan(3)	179,724	1.1%
David Snyder (4)	258,351	1.5%
Fred Grossman (5)	168,759	1%
Dov Goldstein (6)	32,557	*
Ann Lee (7)	40,036	*
Anabella Villalobos (8)	32,557	*
Wilbur L. Ross (9)	175,016	1%
Dieter Weinand (10)	15,000	*
All executive officers and directors as a group (9 persons)		12.0%
5% Stockholders
Bertex LLC (1)(2)	939,338	5.6%
Orin Hirschman (11)	1,333,919	8.0%
David Einhorn (12)	1,651,440	9.9%
The Vanguard Group (13)	845,424	5.6%

*	Represents beneficial ownership of less than 1%.
1.

Howard Berman, our former Chief Executive Officer, and current Executive Chairman of the Board, is the managing director of Bertex LLC. Due to Dr. Berman’s controlling relationship with Bertex LLC, he may be deemed to have sole voting and dispositive control over the shares of our common stock owned by Bertex LLC. As a result, Dr. Berman may be deemed to beneficially own the shares of our common stock held by Bertex LLC.

2.

Includes (i) 10,000 shares of our common stock owned directly by Dr. Berman, (ii) 939,338 shares of our common stock owned by Bertex LLC, of which Dr. Berman is the managing director, and (iii) options exercisable for 263,782 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 370,163 shares of our common stock that are not exercisable within 60 days of April 7, 2025.

3.

Includes (i) 10,000 shares of common stock, (ii) options exercisable for 169,724 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 338,655 shares of our common stock owned that are not exercisable within 60 days of April 7, 2025.

4.

Includes (i) 8,800 shares of common stock and (ii) options exercisable for 249,551 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 246,214 shares of our common stock owned by Mr. Snyder that are not exercisable within 60 days of April 7, 2025.

5.

Includes (i) 2,710 shares of common stock and (ii) options exercisable for 166,049 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 275,066 shares of our common stock that are not exercisable within 60 days of April 7, 2025.

6.

Includes (i) 10,000 shares of our common stock and (ii) options exercisable for 22,557 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 10,000 shares of our common stock owned that are not exercisable within 60 days of April 7, 2025.

7.

Includes (i) 17,479 shares of our common stock, and (ii) options exercisable for 22,557 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 10,000 shares of our common stock that are not exercisable within 60 days of April 7, 2025.

8.

Includes (i) 10,000 shares of our common stock, and (ii) options exercisable for 22,557 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 10,000 shares of our common stock that are not exercisable within 60 days of April 7, 2025.

9.

Includes (i) 165,016 shares of our common stock, and (ii) options exercisable for 10,000 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 10,000 shares of our common stock that are not exercisable within 60 days of April 7, 2025.

10.

Includes options exercisable for 15,000 shares of our common stock that are exercisable within 60 days of April 7, 2025. Excludes options exercisable for 10,000 shares of our common stock that are not exercisable within 60 days of April 7, 2025.

11.

Based upon information contained in a Schedule 13G filed by AIGH Capital Management, LLC (“AIGH CM”), AIGH Investment Partners, L.C.C. (“AIGH IP”) and Mr. Orin Hirschman on February 10, 2025. Includes shares of our common stock held by AIGH Investment Partners, L.P. (“AIGH LP”), WVP Emerging Manger Onshore Fund, LLC – AIGH Series (“WVP”) and AIGH Investment Partners, LLC (“AIGH LLC”). Excludes warrants to purchase up to 280,000 shares of our common stock due to beneficial ownership limitations on exercise. Mr. Hirschman is the managing member of AIGH CM, which is an advisor or sub-advisor with respect to the securities held by AIGH LP and WVP, and president of AIGH LLC. Mr. Hirschman has voting and investment control over the securities indirectly held by AIGH CM and directly by AIGH LP and AIGH LLC. The principal office and business address of AIGH CM, AIGH IP, and Mr. Hirschman is 6006 Berkeley Avenue, Baltimore, MD 21209.

12.

Based upon information contained in a Schedule 13G filed by Greenlight Capital, Inc., a Delaware corporation (“Greenlight Inc.”), DME Capital Management, LP, a Delaware limited partnership (“DME CM”), DME Advisors, LP, a Delaware limited partnership (“DME Advisors”), DME Advisors GP, LLC, a Delaware limited liability company (“DME GP” and together with Greenlight Inc., DME CM and DME Advisors, “Greenlight”), and Mr. David Einhorn, the principal of Greenlight on February 14, 2025. Mr. Einhorn may be deemed to have indirect investment and/or voting power as the principal of Greenlight and other affiliated entities. DME GP is the general partner of DME CM and DME Advisors. Includes warrants to purchase up to 5,000 shares of our common stock. The principal business office of Greenlight is 140 East 45th Street, 24th Floor, New York, New York 10017.

13.	Based upon information contained in a Schedule 13G filed by The Vanguard Group on November 12, 2024. The principal business office of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Nasdaq Stock Market LLC requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the rules require that each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, among other things, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Dr. Dov Goldstein, Dr. Ann Lee, Dr. Anabella Villalobos, Dieter Weinand and Wilbur L. Ross do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of Nasdaq and the SEC. Dr. Swaminathan was determined to not be independent since he serves as our Chief Executive Officer, and Dr. Berman was determined to not be independent due to his position as Executive Chairman of the Board and past position as our chief executive officer.

Transactions with Related Persons

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. The following is a description of transactions since January 1, 2023 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

Employment Agreement with Dr. Howard Berman

Effective October 30, 2024, Dr. Howard Berman resigned as our Chief Executive Officer. On November 1, 2024, we entered into an employment agreement with Dr. Berman pursuant to which he serves as our Executive Chairman. For more information about the Berman Employment Agreement, see the section titled “Executive Compensation – Employment Agreements with our Named Executive Officers.”

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees paid for professional services rendered by Weaver and Tidwell, L.L.P, or Weaver, our independent registered public accounting firm, for each of the last two fiscal years.

Fee Category	2024	2023
Audit fees (1)	$342,704	$326,019
Audit related fees	—	—
Tax fees (2)	30,450	10,210
All other fees	—	—

Total	$373,154	$336,229

(1)

Consists of fees rendered in connection with the audit of our financial statements, review of registration statements, review of the interim financial statements and services normally provided in connection with regulatory filings. Included in 2024 audit fees is an aggregate of approximately $29,000 fees billed in connection with the consents, diligence, and registration statements. Included in the 2023 audit fees is an aggregate of approximately $33,000 fees billed in connection with the IPO and other registration statements.

(2)	Consists of income tax compliance services.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by Weaver that would have required our Audit Committee to consider their compatibility with maintaining the independence of Weaver.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Weaver for our fiscal year ended December 31, 2024 were pre-approved by our Board and/or Audit Committee.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)	Financial Statements

The financial statements and related notes, together with the report of Weaver and Tidwell, L.L.P. appear at pages F-1 through F-20 following the Exhibit List as required by “Part II-Item 8-Financial Statements and Supplementary Data” of this Form 10-K.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Coya Therapeutics, Inc. and Nicoya Health, Inc. dated December 22, 2020 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2023).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

4.2	Form of Underwriters’ Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 5, 2022).

4.4	Form of Warrant Agency Agreement between Coya Therapeutics, Inc. and Computershare Limited (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

4.5	Form of Newbridge/Allele Warrant used in December 2023 Private Placement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).

4.6	Description of Securities of Coya Therapeutics, Inc. (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024).

10.1†	The Amended and Restated Coya Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

10.2†	Amendment No.1 to the Amended and Restated Coya Therapeutics, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2024).

10.3†	Form of Indemnification Agreement entered into by Coya Therapeutics, Inc. with its Officers and Directors (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.4†	Executive Employment Agreement, dated March 14, 2022, by and between Coya Therapeutics, Inc. and David Snyder (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.5†	Employment Agreement, dated October 30, 2024, by and between Coya Therapeutics, Inc. and Dr. Arun Swaminathan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.6†	Employment Agreement, dated October 30, 2024, between Coya Therapeutics, Inc. and Dr. Howard Berman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.7†#	Amended and Restated Employment Agreement, dated July 11, 2023, between the Company and Dr. Fred Grossman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company on July 14, 2023).

10.8#	Amended and Restated Patent Know How and License Agreement, effective as of October 6, 2020, by and between Coya Therapeutics, Inc. and The Methodist Hospital (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.9***#	Sponsored Research Agreement, effective as of December 8, 2022, by and between Coya Therapeutics, Inc. and Methodist Hospital Research Institute dba Houston Methodist Research Institute (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025).

10.10***#	First Amendment to the Sponsored Research Agreement, effective as of June 8, 2024, by and between Coya Therapeutics, Inc. and Methodist Hospital Research Institute dba Houston Methodist Research Institute (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025).

10.11***#	Second Amendment to the Sponsored Research Agreement, effective as of October 9, 2024, by and between Coya Therapeutics, Inc. and Methodist Hospital Research Institute dba Houston Methodist Research Institute (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025).

10.12#	License Agreement by and between Coya Therapeutics, Inc. and ARScience Biotherapeutics, Inc., dated August 23, 2022 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.13	Series A Placement Agent Warrant (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.14	Convertible Note Placement Agent Warrant (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).

10.15†	Form of Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).

10.16	Form of Securities Purchase Agreement December 2023 Private Placement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2023).

10.17#	License and Supply Agreement by and between Coya Therapeutics, Inc. and Dr. Reddy’s Laboratories Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.18#	Development and License Agreement by and among Coya Therapeutics, Inc., Dr. Reddy’s Laboratories SA, and Dr. Reddy’s Laboratories Ltd., dated December 5, 2023 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024).

10.19	First Amendment to DRL Development Agreement, dated June 4, 2024, by and between Coya Therapeutics, Inc. and Dr. Reddy’s Laboratories SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.20	Securities Purchase Agreement dated May 17, 2024, by and between Coya Therapeutics, Inc. and the Alzheimer’s Drug Discovery Foundation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024).

10.21†	Form of Securities Purchase Agreement, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2024).

19.1†***	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025).

23.1***	Consent of Weaver and Tidwell, LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025).

31.1***	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025).

31.2***	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2025).

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024).

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Previously furnished.
***	Previously filed.
†	Management contract or compensatory plan or arrangement.
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

Coya Therapeutics, Inc.

Date: April 28, 2025	By:	/s/ Arun Swaminathan Ph.D.
Name: Arun Swaminathan Ph.D.
Title: Chief Executive Officer

Date: April 28, 2025	By:	/s/ David Snyder
Name: David Snyder
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arun Swaminathan Ph.D.	Chief Executive Officer and Director	April 28, 2025
Arun Swaminathan Ph.D.	(Principal Executive Officer)

/s/ David Snyder	Chief Financial Officer	April 28, 2025
David Snyder	(Principal Financial and Accounting Officer) Chief Operating Officer

/s/ Howard Berman	Director and Executive Chairman	April 28, 2025
Howard Berman

Director
Ann Lee

/s/ Anabella Villalobos	Director	April 28, 2025
Anabella Villalobos

/s/ Dov Goldstein	Director	April 28, 2025
Dov Goldstein

/s/ Wilbur Ross	Director	April 28, 2025
Wilbur Ross

/s/ Dieter Weinand	Director	April 28, 2025
Dieter Weinand