Form 10-Q
period 2025-03-31
Coya Therapeutics, Inc.
filed 2025-05-13
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s common stock outstanding as of May 9, 2025 was 16,724,998.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$35,530,624	$38,339,762
Prepaids and other current assets	2,842,624	5,968,666
Total current assets	38,373,248	44,308,428
Fixed assets, net	31,748	38,588
Total assets	$38,404,996	$44,347,016

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,690,007	$1,588,128
Accrued expenses	1,809,583	1,388,060
Deferred collaboration revenue	841,414	848,286
Total current liabilities	4,341,004	3,824,474
Deferred collaboration revenue	694,435	945,447
Total liabilities	5,035,439	4,769,921

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of March 31, 2025 or December 31, 2024	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 16,724,998 and 16,707,441 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,673	1,671
Additional paid-in capital	81,411,811	80,312,594
Accumulated deficit	(48,043,927)	(40,737,170)
Total stockholders' equity	33,369,557	39,577,095
Total liabilities and stockholders' equity	$38,404,996	$44,347,016

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$257,884	$126,838
Operating expenses:
Research and development	5,214,076	3,138,159
In-process research and development	-	25,000
General and administrative	2,713,890	2,439,841
Depreciation	6,840	6,840
Total operating expenses	7,934,806	5,609,840
Loss from operations	(7,676,922)	(5,483,002)
Other income:
Other income	370,165	431,089
Pre-tax loss	(7,306,757)	(5,051,913)
Income tax expense	-	-
Net loss	$(7,306,757)	$(5,051,913)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.35)
Weighted-average shares of common stock outstanding, basic and diluted	16,720,511	14,457,839

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	16,707,441	$1,671	$80,312,594	$(40,737,170)	$39,577,095
Stock-based compensation expense	-	-	1,080,082	-	1,080,082
Exercise of stock options	17,557	2	19,135	-	19,137
Net loss	-	-	-	(7,306,757)	(7,306,757)
Balance as of March 31, 2025	16,724,998	$1,673	$81,411,811	$(48,043,927)	$33,369,557

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2023	14,405,325	$1,441	$61,501,801	$(11,250)	$(25,856,383)	$35,635,609
Stock-based compensation expense	-	-	435,663	-	-	435,663
Exercise of stock options	1,829	-	1,975	-	-	1,975
Proceeds from subscription receivable	-	-	-	11,250	-	11,250
Exercise of warrants	206,018	21	1,509,686	(149,250)	-	1,360,457
Net loss	-	-	-	-	(5,051,913)	(5,051,913)
Balance as of March 31, 2024	14,613,172	$1,462	$63,449,125	$(149,250)	$(30,908,296)	$32,393,041

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,306,757)	$(5,051,913)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,840	6,840
Stock-based compensation, including the issuance of restricted stock	1,080,082	435,663
Acquired in-process research and development assets	-	25,000
Changes in operating assets and liabilities:
Collaboration receivable	-	7,500,000
Prepaids and other current assets	3,126,042	(275,398)
Accounts payable	101,879	477,265
Accrued expenses	421,523	(844,745)
Deferred collaboration revenue	(257,884)	(126,838)
Net cash (used in) provided by operating activities	(2,828,275)	2,145,874
Cash flows from investing activities:
Purchase of in-process research and development assets	-	(25,000)
Net cash used in investing activities	-	(25,000)
Cash flows from financing activities:
Proceeds from subscription receivable	-	11,250
Payment of financing costs related to the 2023 Private Placement	-	(131,918)
Proceeds from the exercise of stock options	19,137	1,975
Proceeds from the exercise of warrants	-	1,360,457
Net cash provided by financing activities	19,137	1,241,764
Net (decrease) increase in cash and cash equivalents	(2,809,138)	3,362,638
Cash and cash equivalents as of beginning of the period	38,339,762	32,626,768
Cash and cash equivalents as of end of the period	$35,530,624	$35,989,406

Supplemental disclosures of non-cash financing activities:
Subscription receivable related to warrant exercise	$-	$149,250

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $48.0 million as of March 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company's cash and cash equivalents of $35.5 million as of March 31, 2025 is expected to enable the Company to fund its operating expenses and capital expenditure requirements for at least one year after the financial statements are issued, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

In the opinion of management, the accompanying condensed unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of March 31, 2025, and its statements of operations, stockholders’ equity (deficit), and its cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 and 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K.

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

Significant areas that require management’s estimates include the grant date fair value of stock options (Note 8), the allocation of transaction price as it relates to the Company's DRL Development Agreement (Note 9), the expected costs to be incurred in the Company's R&D Services performance obligation, and accrued R&D expenses.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

	(unaudited)
	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$257,884	$126,838
Less:
Research and development expenses:
Preclinical product candidates	4,022,376	2,495,289
Sponsored research	202,410	101,986
Internal research and development expenses, including stock-based compensation	989,290	540,884
Total research and development expenses	5,214,076	3,138,159
General and administrative expenses:
Employee related costs	684,083	675,982
Stock-based compensation	695,393	267,438
Other general and administrative expenses (a)	1,334,414	1,496,421
Total general and administrative expenses	2,713,890	2,439,841
In-process research and development	-	25,000
Depreciation	6,840	6,840
Other income	(370,165)	(431,089)
Net loss	$(7,306,757)	$(5,051,913)

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

	(unaudited)
	March 31,	December 31,
	2025	2024
Beginning balance	$1,793,733	$1,497,794
Deferral of revenue	-	780,749
Recognition of unearned revenue	(257,884)	(484,810)
Ending balance	$1,535,849	$1,793,733

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	(unaudited)
	As of March 31,
	2025	2024
Common stock warrants	815,677	2,286,223
Stock options	3,060,030	1,698,730
	3,875,707	3,984,953

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its financial statements and disclosures.

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

(unaudited) March 31, 2025
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$35,530,624	$35,530,624

December 31, 2024
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$38,339,762	$38,339,762

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	March 31,	December 31,
	2025	2024
Prepaid research and development	$2,074,959	$4,005,246
Prepaid insurance	623,716	805,469
Prepaid other	143,949	427,370
Income tax receivable	-	730,581
	$2,842,624	$5,968,666

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	March 31,	December 31,
	2025	2024
Accrued research and development	$1,237,165	$46,667
Accrued payroll	314,273	1,132,422
Accrued professional fees	258,145	208,971
	$1,809,583	$1,388,060

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three months ended March 31, 2025 and 2024. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Effective January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company and HMRI have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. The latest amendment was entered in October 2024, to increase agreed funding from $1.0 million to $1.2 million in total funding. As of March 31, 2025, the Company funded $0.9 million of the total commitment. During the three months ended March 31, 2025 and 2024, the Company incurred $0.2 million and $0.1 million, respectively, in research and development expenses related to the SRA.

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

As of March 31, 2025, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Exercise price per share	Expiration date	Balance December 31, 2024	Warrants Granted	Balance March 31, 2025
Common stock warrants issued to underwriters as compensation for IPO	$6.25	December 2026	131,703	-	131,703
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	$6.00	January 2028	182,407	-	182,407
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	$9.15	December 2025	92,184	-	92,184
Common stock warrants issued as compensation for the 2023 Private Placement	$7.58	December 2027	259,383	-	259,383
Common stock warrants issued as compensation for the October 2024 Private Placement	$7.00	November 2029	150,000	-	150,000
			815,677		815,677

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors, which resulted in an increase of 668,297 shares authorized to be issued under the 2021 Plan during the three months ended March 31, 2025. As of March 31, 2025, 3,239,368 shares of the Company’s common stock were authorized to be issued under the 2021 Plan, of which 73,986 shares were available for future issuance.

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

	(unaudited)
	Three Months Ended March 31,
	2025	2024
General and administrative	$695,393	$267,438
Research and development	384,689	168,225
	$1,080,082	$435,663

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2025	2,228,658	$5.07	8.4
Granted	849,196	$6.06
Exercised	(17,557)	$1.09		$80,060
Forfeited	(267)	$4.17
Outstanding at March 31, 2025	3,060,030	$5.37	8.7	$4,175,248
Exercisable at March 31, 2025	1,287,640	$4.34	8.0	$2,976,458
Vested and expected to vest at March 31, 2025	3,060,030	$5.37	8.7	$4,175,248

As of March 31, 2025, the unrecognized compensation cost was $8.4 million, and will be recognized over an estimated weighted-average amortization period of 2.1 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended March 31, 2025 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the three months ended March 31, 2025 and 2024 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	(unaudited)
	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.5%	4.0%
Expected term (years)	5.75	5.7
Expected volatility	96.82%	103.37%
Expected dividend yield	0.0%	0.0%

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

In accordance with the guidance, the Company identified the following commitments under the arrangement: 1) the License and 2) the R&D Services. The Company determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue as the Company fulfills these performance obligations. The Company included the $7.5 million upfront payment in the transaction price as of the outset of the arrangement and allocated that transaction price to the two performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the R&D Services was estimated using the expected cost-plus margin approach. In connection with the First Amendment, the transaction price was increased by the $3.9 million payment received, which did not add any additional performance obligations. As such, the Company allocated the increase in transaction price to the License and R&D Services performance obligation in the same manner as was performed at contract inception using the estimated standalone selling price. The Company recognized the License portion of the transaction price upon delivery of the License in December 2023 and upon the First Amendment cumulative catch-up in June 2024. The Company will continue to recognize the remaining transaction price of $2.3 million allocated to the R&D Services over the period of performance, using an inputs approach.

During the three months ended March 31, 2025, the Company recognized $0.3 million of collaboration revenue associated with the performance of R&D Services which was included in deferred revenue as of December 31, 2024. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties will be recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied). As of March 31, 2025, $1.5 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, related to R&D Services yet to be provided, of which $0.8 million is estimated to be recognized within one year. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. R&D Services revenue was $0.3 million and $0.1 million during three months ended March 31, 2025 and 2024, respectively.

10. Subsequent events

The Company has evaluated subsequent events through May 13, 2025, the date at which the condensed unaudited interim financial statements were available to be issued and has not identified any requiring disclosure except as noted below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and the related notes appearing at the end of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of the Quarterly Report on Form 10-Q captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $7.3 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $48.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Recent Developments

On January 21, 2025 we announced expansion of our investigational pipeline with a new product candidate called COYA 303 for the treatment of inflammatory diseases. Sustained inflammatory responses driven by dysfunctional immune regulation is a hallmark of serious autoimmune and neurodegenerative diseases. COYA 303 is an investigational biologic combination of COYA 301 and a glucagon-like-peptide-1 receptor agonist designed for subcutaneous administration. In a preclinical study, COYA 303 exhibited a dual immunomodulatory mechanism of action resulting in an additive/synergistic anti-inflammatory effect, which we believe was due to increased Treg function and suppressed pro-inflammatory myeloid cells and responder T cells. We have filed several patents applications to protect this compound.

On April 21, 2025, we published the results of the study first referenced above. The study was designed to evaluate the effects of COYA 303 (LD IL-2 and GLP-1RA), our investigational biologic combination to suppress pro-inflammatory myeloid cells, enhance Treg suppressive function, and modulate T cell proliferation, in an in vitro system of human immune cells obtained from healthy donors. The research was conducted at the Houston Methodist Research Institute and was led by Dr. Aaron Thome and Dr. Stan Appel. The research article has been published in the Journal NeuroImmune Pharmacology and Therapeutics. The study found, among other things, that following pro-inflammatory activation of myeloid cells co-cultured with Tregs, the addition of COYA 301 (LD IL-2) alone enhanced Treg suppressive function by 15%. Similarly, when GLP-1RA alone was added to the system, Treg suppressive function increased by 20%. In contrast, when COYA 303 was added to the cell system a statistically significant increase in Treg suppressive function of 42% (p < 0.001) was observed, when compared to the increase observed with each of the single agents. Consistent with these results, treatment with COYA 303 promoted Treg survival by modulating the apoptotic pathway. COYA 303 significantly reduced BAX transcript levels during prolonged incubation (p < 0.01). These findings suggest a direct effect of COYA 303 supporting Treg survival through the inhibition of Treg apoptosis. We believe that these data show that the combination approach of COYA 303 enhances Treg suppressive function in highly inflammatory microenvironments, while also promoting Treg survival by preventing apoptosis.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates. In addition, we expect spending in 2025 to increase over 2024 spending levels driven primarily by the advancement of COYA 302 in a Phase 2 study in patients with ALS and in the preparation for an IND for the study of COYA 302 in patients with FTD. As described in the notes to financial statements contained elsewhere in this Quarterly Report on Form 10-Q, under the terms of our license we may be required to make payments to Methodist if certain milestones are achieved. This could result in significant charges to research and development in the period such milestones become probable of being achieved.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change
Collaboration revenue	$257,884	$126,838	$131,046
Operating expenses:
Research and development	5,214,076	3,138,159	2,075,917
In-process research and development	-	25,000	(25,000)
General and administrative	2,713,890	2,439,841	274,049
Depreciation	6,840	6,840	-
Total operating expenses	7,934,806	5,609,840	2,324,966
Loss from operations	(7,676,922)	(5,483,002)	(2,193,920)
Other income:
Other income, net	370,165	431,089	(60,924)
Net loss	$(7,306,757)	$(5,051,913)	$(2,254,844)

Collaboration Revenue

R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the two inputs. Collaboration revenue was $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, related to R&D Services revenue.

Research and Development Expenses

Research and development expenses increased by $2.1 million from $3.1 million for the three months ended March 31, 2024 to $5.2 million for the three months ended March 31, 2025. The increase was due to a $1.5 million increase in our preclinical expenses primarily due to our preclinical advancement of COYA 302 in ALS, a $0.4 million increase in internal research and development expenses, and a $0.1 million increase in sponsored research. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. We expect these expenses to continue to grow during the remainder of 2025. Once the IND for COYA 302 has been approved, we intend to expand the table below, creating a new class called "Clinical product candidates", wherein we will disclose the clinical expenses for COYA 302.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended March 31,
	2025	2024
Preclinical product candidates:
COYA 300 Series	$4,022,376	$2,495,289
Sponsored research	202,410	101,986
Internal costs:
Internal research and development expenses, including stock-based compensation	989,290	540,884
Total	$5,214,076	$3,138,159

General and Administrative Expenses

General and administrative expenses increased by $0.3 million from $2.4 million for the three months ended March 31, 2024 compared to $2.7 million for the three months ended March 31, 2025. The increase was primarily due to an $0.4 million increase in stock-based compensation, a $0.1 million increase in investor relation related expenses, partially offset by a $0.2 million decrease in board fees and taxes.

Other Income, Net

Other income, net decreased by $0.1 million from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The decrease was primarily due to a decline in interest and dividend income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses from our operations through 2025. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2025 we have funded our operations through the public and private sale of our equity securities, and payments from DRL in accordance with the DRL Development Agreement. As of March 31, 2025, we had $35.5 million in cash and cash equivalents and had an accumulated deficit of $48.0 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements for at least one year after the financial statements are issued. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Cash (used in) provided by operating activities	$(2,828,275)	$2,145,874
Cash used in investing activities	-	(25,000)
Cash provided by financing activities	19,137	1,241,764
Net (decrease) increase in cash and cash equivalents	$(2,809,138)	$3,362,638

Operating Activities

During the three months ended March 31, 2025, we used $2.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $7.3 million, partially offset by a $3.4 million change in operating assets and liabilities and noncash charges of $1.1 million primarily related to stock-based compensation.

During the three months ended March 31, 2024, cash provided by operating activities was $2.1 million. Cash provided by operating activities reflected our net loss of $5.1 million, offset by a $6.7 million change in operating assets and liabilities and noncash charges of $0.5 million primarily related to stock-based compensation. The change in our operating assets was primarily related to the receipt of a $7.5 million payment from DRL pursuant to the DRL Development Agreement during the three months ended March 31, 2024.

Investing Activities

The Company had no investing activities during the three months ended March 31, 2025.

During the three months ended March 31, 2024, investing activities were immaterial.

Financing Activities

During the three months ended March 31, 2025, financing activities were immaterial. During the three months ended March 31, 2024, financing activities provided $1.2 million of cash from the proceeds received from the exercise of warrants of $1.3 million, partially offset by $0.1 million in payments of offering costs related to the sale of common stock in 2023.

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

Critical Accounting Policies

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report filed on Form 10-K.

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

Recent Accounting Pronouncements

See Note 2 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or SEC, on March 18, 2025. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

Coya Therapeutics, Inc.

Date: May 13, 2025	By:	/s/ Arun Swaminathan Ph.D.
Arun Swaminathan Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)