Form 10-Q
period 2025-06-30
Coya Therapeutics, Inc.
filed 2025-08-12
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s common stock outstanding as of August 8, 2025 was 16,725,081.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$29,757,328	$38,339,762
Prepaids and other current assets	3,670,319	5,968,666
Total current assets	33,427,647	44,308,428
Fixed assets, net	24,908	38,588
Total assets	$33,452,555	$44,347,016

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$931,344	$1,588,128
Accrued expenses	2,838,685	1,388,060
Deferred collaboration revenue	731,075	848,286
Total current liabilities	4,501,104	3,824,474
Deferred collaboration revenue	641,158	945,447
Total liabilities	5,142,262	4,769,921

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of June 30, 2025 or December 31, 2024	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 16,724,998 and 16,707,441 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,673	1,671
Additional paid-in capital	82,447,524	80,312,594
Accumulated deficit	(54,138,904)	(40,737,170)
Total stockholders' equity	28,310,293	39,577,095
Total liabilities and stockholders' equity	$33,452,555	$44,347,016

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$163,616	$3,425,271	$421,500	$3,552,109
Operating expenses:
Research and development	3,663,103	4,566,152	8,877,179	7,704,311
In-process research and development	—	—	—	25,000
General and administrative	2,908,191	2,088,404	5,622,081	4,528,245
Depreciation	6,840	6,840	13,680	13,680
Total operating expenses	6,578,134	6,661,396	14,512,940	12,271,236
Loss from operations	(6,414,518)	(3,236,125)	(14,091,440)	(8,719,127)
Other income:
Other income	319,541	344,445	689,706	775,534
Pre-tax loss	(6,094,977)	(2,891,680)	(13,401,734)	(7,943,593)
Income tax expense	—	—	—	—
Net loss	$(6,094,977)	$(2,891,680)	$(13,401,734)	$(7,943,593)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.36)	$(0.19)	$(0.80)	$(0.54)
Weighted-average shares of common stock outstanding, basic and diluted	16,724,998	14,915,217	16,722,767	14,686,528

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	16,707,441	$1,671	$80,312,594	$(40,737,170)	$39,577,095
Stock-based compensation expense	-	-	1,080,082	-	1,080,082
Exercise of stock options	17,557	2	19,135	-	19,137
Net loss	-	-	-	(7,306,757)	(7,306,757)
Balance as of March 31, 2025	16,724,998	1,673	81,411,811	(48,043,927)	33,369,557
Stock-based compensation expense	-	-	1,035,713	-	1,035,713
Net loss	-	-	-	(6,094,977)	(6,094,977)
Balance as of June 30, 2025	16,724,998	$1,673	$82,447,524	$(54,138,904)	$28,310,293

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2023	14,405,325	$1,441	$61,501,801	$(11,250)	$(25,856,383)	$35,635,609
Stock-based compensation expense	-	-	435,663	-	-	435,663
Exercise of stock options	1,829	-	1,975	-	-	1,975
Proceeds from subscription receivable	-	-	-	11,250	-	11,250
Exercise of warrants	206,018	21	1,509,686	(149,250)	-	1,360,457
Net loss	-	-	-	-	(5,051,913)	(5,051,913)
Balance as of March 31, 2024	14,613,172	$1,462	$63,449,125	$(149,250)	$(30,908,296)	$32,393,041
Stock-based compensation expense and vesting of restricted shares	5,000	1	662,320	-	-	662,321
Sale of common stock in Private Placement, net of issuance costs of $0.1 million	603,136	60	4,943,608	-	-	4,943,668
Proceeds from subscription receivable	-	-	-	149,250	-	149,250
Net loss	-	-	-	-	(2,891,680)	(2,891,680)
Balance as of June 30, 2024	15,221,308	$1,523	$69,055,053	$-	$(33,799,976)	$35,256,600

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,401,734)	$(7,943,593)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	13,680	13,680
Stock-based compensation, including the issuance of restricted stock	2,115,795	1,097,984
Acquired in-process research and development assets	-	25,000
Changes in operating assets and liabilities:
Collaboration receivable	-	7,500,000
Prepaids and other current assets	2,298,347	(2,241,700)
Accounts payable	(656,784)	716,067
Accrued expenses	1,450,625	(1,883,022)
Deferred collaboration revenue	(421,500)	297,891
Net cash used in operating activities	(8,601,571)	(2,417,693)
Cash flows from investing activities:
Purchase of in-process research and development assets	-	(25,000)
Net cash used in investing activities	-	(25,000)
Cash flows from financing activities:
Proceeds from subscription receivable	-	11,250
Proceeds from sale of common stock	-	5,000,000
Payment of financing costs related to the 2023 Private Placement	-	(131,918)
Proceeds from the exercise of stock options	19,137	1,975
Proceeds from the exercise of warrants	-	1,509,707
Net cash provided by financing activities	19,137	6,391,014
Net (decrease) increase in cash and cash equivalents	(8,582,434)	3,948,321
Cash and cash equivalents as of beginning of the period	38,339,762	32,626,768
Cash and cash equivalents as of end of the period	$29,757,328	$36,575,089

Supplemental disclosures of non-cash financing activities:
Financing costs related to the sale of common stock in accounts payable	$-	$56,332

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $54.1 million as of June 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company's cash and cash equivalents of $29.8 million as of June 30, 2025 is expected to enable the Company to fund its operating expenses and capital expenditure requirements for at least one year after the financial statements are issued, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

In the opinion of management, the accompanying condensed unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of June 30, 2025, and its statements of operations, stockholders’ equity (deficit), and its cash flows for the six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025 and 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$163,616	$3,425,271	$421,500	$3,552,109
Less:
Research and development expenses:
Preclinical product candidates	2,486,265	3,721,547	6,508,641	6,216,836
Sponsored research	282,805	111,433	485,215	213,419
Internal research and development expenses, including stock-based compensation	894,033	733,172	1,883,323	1,274,056
Total research and development expenses	3,663,103	4,566,152	8,877,179	7,704,311
General and administrative expenses:
Employee related costs	684,844	667,996	1,368,927	1,343,978
Stock-based compensation	677,926	373,918	1,373,319	641,356
Other general and administrative expenses (a)	1,545,421	1,046,490	2,879,835	2,542,911
Total general and administrative expenses	2,908,191	2,088,404	5,622,081	4,528,245
In-process research and development	-	-	-	25,000
Depreciation	6,840	6,840	13,680	13,680
Other income	(319,541)	(344,445)	(689,706)	(775,534)
Net loss	$(6,094,977)	$(2,891,680)	$(13,401,734)	$(7,943,593)

(a) Other general and administrative expenses consists of legal fees, accounting and audit costs, and insurance expense.

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

	(unaudited)
	June 30,	December 31,
	2025	2024
Beginning balance	$1,793,733	$1,497,794
Deferral of revenue	-	780,749
Recognition of unearned revenue	(421,500)	(484,810)
Ending balance	$1,372,233	$1,793,733

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

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock prior to being a publicly-traded company, and, for stock options, the expected life of the options and stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

The expected term of the stock options is estimated using the “simplified method” as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	(unaudited)
	As of June 30,
	2025	2024
Common stock warrants	815,677	2,286,223
Stock options	2,963,795	2,202,658
	3,779,472	4,488,881

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

(unaudited) June 30, 2025
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$29,757,328	$29,757,328

December 31, 2024
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$38,339,762	$38,339,762

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	June 30,	December 31,
	2025	2024
Prepaid research and development	$3,141,396	$4,005,246
Prepaid insurance	409,101	805,469
Prepaid other	119,822	427,370
Income tax receivable	-	730,581
	$3,670,319	$5,968,666

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	June 30,	December 31,
	2025	2024
Accrued research and development	$1,999,432	$46,667
Accrued payroll	591,464	1,132,422
Accrued professional fees	247,789	208,971
	$2,838,685	$1,388,060

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three and six months ended June 30, 2025 and 2024. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Effective January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company and HMRI have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. The latest amendment was entered in October 2024, to increase agreed funding from $1.0 million to $1.2 million in total funding. As of June 30, 2025, the Company funded $1.0 million of the total commitment. During the three months ended June 30, 2025 and 2024, the Company incurred $0.3 million and $0.1 million, respectively, in research and development expenses related to the SRA. During the six months ended June 30, 2025 and 2024, the Company incurred $0.5 million and $0.2 million, respectively, in research and development expenses related to the SRA.

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

7. Stockholders’ equity

Common stock warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. No warrants were granted during the three and six months ended June 30, 2025.

As of June 30, 2025, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Exercise price per share	Expiration date	Balance December 31, 2024	Balance June 30, 2025
Common stock warrants issued to underwriters as compensation for IPO	$6.25	December 2026	131,703	131,703
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	$6.00	January 2028	182,407	182,407
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	$9.15	December 2025	92,184	92,184
Common stock warrants issued as compensation for the 2023 Private Placement	$7.58	December 2027	259,383	259,383
Common stock warrants issued as compensation for the October 2024 Private Placement	$7.00	November 2029	150,000	150,000
			815,677	815,677

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors, which resulted in an increase of 668,297 shares authorized to be issued under the 2021 Plan. As of June 30, 2025, 3,239,368 shares of the Company’s common stock were authorized to be issued under the 2021 Plan, of which 170,221 shares were available for future issuance.

The amount, terms of grants, and exercisability provisions are determined and set by the Company's Board of Directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company has recorded stock-based compensation related to its options and RSU's in the unaudited accompanying statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$677,926	$373,919	$1,373,319	$641,357
Research and development	357,787	288,402	742,476	456,627
	$1,035,713	$662,321	$2,115,795	$1,097,984

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2025	2,228,658	$5.08	8.4
Granted	849,196	$6.06
Exercised	(17,557)	$1.09		$80,060
Forfeited	(96,502)	$4.28
Outstanding at June 30, 2025	2,963,795	$5.41	7.9	$2,564,043
Exercisable at June 30, 2025	1,471,943	$4.65	9.0	$2,176,571
Vested and expected to vest at June 30, 2025	2,963,795	$5.41	7.9	$2,564,043

As of June 30, 2025, the unrecognized compensation cost was $7.1 million, and will be recognized over an estimated weighted-average amortization period of 1.9 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended June 30, 2025 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the six months ended June 30, 2025 and 2024 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.5%	4.2%
Expected term (years)	5.75	5.74
Expected volatility	96.82%	106.20%
Expected dividend yield	0.0%	0.0%

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

During the six months ended June 30, 2025, the Company recognized $0.4 million of collaboration revenue associated with the performance of R&D Services which was included in deferred revenue as of December 31, 2024. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties will be recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied). As of June 30, 2025, $1.4 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, related to R&D Services yet to be provided, of which $0.7 million is estimated to be recognized within one year. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. R&D Services and License revenue was $0.2 million and $3.4 million during the three months ended June 30, 2025 and 2024, respectively. R&D Services and License revenue was $0.4 million and $3.6 million during six months ended June 30, 2025 and 2024, respectively.

10. Subsequent events

The Company has evaluated subsequent events through August 12, 2025, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report outside of the below:

On July 14, 2025, the FDA informed the Company that due to the FDA's present workload and lack of resources, they are unable to meet its initial review goal date of the Company's re-submitted IND for COYA 302 in ALS. The FDA also informed the Company that they will provide their decision on approval of the IND as soon as possible, and expect that it will be provided no later than August 29, 2025.

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

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $6.1 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. Our net losses were $13.4 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $54.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Recent Developments

On April 21, 2025, we published the results of the study with our new product candidate. The study was designed to evaluate the effects of COYA 303 (LD IL-2 and GLP-1RA), our investigational biologic combination to suppress pro inflammatory myeloid cells, enhance Treg suppressive function, and modulate T cell proliferation, in and in vitro system of human immune cells obtained from healthy donors. The research was conducted at the Houston Methodist Research Institute and was led by Dr. Aaron Thome and Dr. Stan Appel. The research article has been published in the Journal NeuroImmune Pharmacology and Therapeutics. The study found, among other things, that following pro-inflammatory activation of myeloid cells co cultured with Tregs, the addition of COYA 301 (LD IL-2) along enhanced Treg suppressive function by 15%. Similarly, when GLP-1RA alone was added to the system, Treg suppressive function increased by 20%. In contrast, when COYA 303 was added to the cell system a statistically significant increase in Treg suppressive function of 42% (p < 0.001) was observed, when compared to the increase observed with each of the single agents. Consistent with these results, treatment with COYA 303 promoted Treg survival by modulating the apoptotic pathway. COYA 303 significantly reduced BAX transcript levels during prolonged incubation (p < 0.01). These findings suggest a direct effect of COYA 303 supporting Treg survival through the inhibition of Treg apoptosis. We believe that these data show that the combination approach of COYA 303 enhances Treg suppressive function in highly inflammatory microenvironments, while also promoting Treg survival by preventing apoptosis.

On June 2, 2025, we announced the issuance of a U.S. patent relevant to our investigational ready-to-use liquid formulation of IL-2, which covers methods of producing highly stable liquid formulations of IL-2 (aldesleukin). Through an existing agreement, we have the exclusive in-vivo rights to this patent and other related intellectual property spanning multiple indications both as monotherapy and combination therapies.

On June 30, 2025, we re-submitted an IND which included the data previously requested by the U.S. Food and Drug Administration, or the FDA, on July 14, 2024, to provide additional non-clinical data to support the initiation of a planned clinical study entitled “Phase 2, Randomized, Double-Blind, Placebo-Controlled, Multi-Center, 24-Week Study with Additional 24-Week Open Label Extension (OLE) to Evaluate the Safety and Efficacy of COYA 302 for the Treatment of Amyotrophic Lateral Sclerosis (ALS)”, or the Phase 2 Study.

On July 29, 2025, the FDA informed us that due to the FDA's present workload and lack of resources, they are unable to meet its initial review goal date for the IND of July 30, 2025. The FDA also informed us that they will provide their decision on approval of the IND as soon as possible, and expect that it will be provided no later than August 29, 2025.

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

Other Income

Other income consists of interest earned on our excess cash.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$163,616	$3,425,271	$(3,261,655)
Operating expenses:
Research and development	3,663,103	4,566,152	(903,049)
General and administrative	2,908,191	2,088,404	819,787
Depreciation	6,840	6,840	-
Total operating expenses	6,578,134	6,661,396	(83,262)
Loss from operations	(6,414,518)	(3,236,125)	(3,178,393)
Other income:
Other income	319,541	344,445	(24,904)
Net loss	$(6,094,977)	$(2,891,680)	$(3,203,297)

Collaboration Revenue

R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the two inputs. Collaboration revenue was $0.2 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively, related to R&D Services and License revenue. The decrease of $3.2 million is primarily due to the immediate recognition of License revenue upon executing the First Amendment to the DRL Development Agreement during the three months ended June 30, 2024.

Research and Development Expenses

Research and development expenses decreased by $0.9 million from $4.6 million for the three months ended June 30, 2024 to $3.7 million for the three months ended June 30, 2025. The decrease was due to a $1.2 million decrease in our preclinical expenses primarily due to our preclinical advancement of COYA 302 in ALS, partially offset by a $0.2 million increase in internal research and development expenses, and a $0.1 million increase in sponsored research. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. We expect these expenses to continue to grow during the remainder of 2025. Once the IND for COYA 302 has been approved, we intend to expand the table below, creating a new class called "Clinical product candidates", wherein we will disclose the clinical expenses for COYA 302.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended June 30,
	2025	2024
Preclinical product candidates:
COYA 300 Series	$2,486,265	$3,721,547
Sponsored research	282,805	111,433
Internal costs:
Internal research and development expenses, including stock-based compensation	894,033	733,172
Total	$3,663,103	$4,566,152

General and Administrative Expenses

General and administrative expenses increased by $0.8 million from $2.1 million for the three months ended June 30, 2024 compared to $2.9 million for the three months ended June 30, 2025. The increase was primarily due to an $0.3 million increase in stock-based compensation, a $0.4 million increase in professional services, and a $0.1 million increase in investor relation related expenses.

Other Income

Other income was $0.3 million for the three months ended June 30, 2025 and 2024.

Comparison of the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Change
Collaboration revenue	$421,500	$3,552,109	$(3,130,609)
Operating expenses:
Research and development	8,877,179	7,704,311	1,172,868
In-process research and development	-	25,000	(25,000)
General and administrative	5,622,081	4,528,245	1,093,836
Depreciation	13,680	13,680	-
Total operating expenses	14,512,940	12,271,236	2,241,704
Loss from operations	(14,091,440)	(8,719,127)	(5,372,313)
Other income:
Other income	689,706	775,534	(85,828)
Net loss	$(13,401,734)	$(7,943,593)	$(5,458,141)

Collaboration Revenue

R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the two inputs. Collaboration revenue was $0.4 million and $3.6 million for the six months ended June 30, 2024 and 2024, respectively, related to R&D Services and License revenue. The decrease of $3.2 million is primarily due to the immediate recognition of License revenue upon executing the First Amendment to the DRL Development Agreement during the six months ended June 30, 2024.

Research and Development Expenses

Research and development expenses increased by $1.2 million from $7.7 million for the six months ended June 30, 2024 to $8.9 million for the six months ended June 30, 2025. The increase was due to a $0.3 million increase in our preclinical expenses primarily due to our preclinical advancement of COYA 302 in ALS, a $0.6 million increase in internal research and development expenses, and a $0.3 million increase in sponsored research. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. We expect these expenses to continue to grow during the remainder of 2025. Once the IND for COYA 302 has been approved, we intend to expand the table below, creating a new class called "Clinical product candidates", wherein we will disclose the clinical expenses for COYA 302.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Six Months Ended June 30,
	2025	2024
Preclinical product candidates:
COYA 300 Series	$6,508,641	$6,216,836
Sponsored research	485,215	213,419
Internal costs:
Internal research and development expenses, including stock-based compensation	1,883,323	1,274,056
Total	$8,877,179	$7,704,311

General and Administrative Expenses

General and administrative expenses increased by $1.1 million from $4.5 million for the six months ended June 30, 2024 compared to $5.6 million for the six months ended June 30, 2025. The increase was primarily due to an $0.8 million increase in stock-based compensation, a $0.4 million increase in professional services, and a $0.2 million increase in investor relation related expenses, partially offset by a $0.2 million decrease in board fees and taxes.

Other Income

Other income decreased by $0.1 million from the six months ended June 30, 2024 compared to the six months ended June 30, 2025. The decrease was primarily due to a decline in interest and dividend income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses from our operations through 2025. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through June 30, 2025 we have funded our operations through the public and private sale of our equity securities, and payments from DRL in accordance with the DRL Development Agreement. As of June 30, 2025, we had $29.8 million in cash and cash equivalents and had an accumulated deficit of $54.1 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements for at least one year after the financial statements are issued. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests in our common stock will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. Our ability to raise additional capital may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and the recent disruptions to, and volatility in, the credit, banking and financial markets in the United States. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(8,601,571)	$(2,417,693)
Cash used in investing activities	-	(25,000)
Cash provided by financing activities	19,137	6,391,014
Net (decrease) increase in cash and cash equivalents	$(8,582,434)	$3,948,321

Operating Activities

During the six months ended June 30, 2025, we used $8.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $13.4 million, partially offset by a $2.7 million change in operating assets and liabilities and noncash charges of $2.1 million primarily related to stock-based compensation.

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

Investing Activities

The Company had no investing activities during the six months ended June 30, 2025.

During the six months ended June 30, 2024, we purchased $25,000 of in-process research and development assets.

Financing Activities

During the six months ended June 30, 2025, financing activities were immaterial. During the six months ended June 30, 2024, financing activities provided $6.4 million of cash from the proceeds received from the sale of common stock of $5.0 million and the exercise of warrants of $1.5 million, partially offset by $0.1 million in payments of offering costs related to the 2023 private placement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission, or SEC, on March 18, 2025, except as follows. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges.

The U.S. biopharmaceutical industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or government actions. Legislative and regulatory agendas as they relate to the biopharmaceutical industry are currently uncertain. Changes in the regulatory approval process, or substantial reductions in or changes to the personnel who oversee that process, could affect our ability to obtain regulatory approval for our product candidates or the timeline in which we can obtain that approval. We and our current and future third party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH”), as a source of grant funding for scientific research relevant to our product candidates. Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. Reductions in NIH grants to us or our third-party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (“APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision could have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies could be subject to increased litigation and judicial scrutiny. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform or the biopharmaceutical industry, or the regulatory agencies that oversee the biopharmaceutical industry, will affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

Coya Therapeutics, Inc.

Date: August 12, 2025	By:	/s/ Arun Swaminathan Ph.D.
Arun Swaminathan Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)