Form 10-Q
period 2025-09-30
Coya Therapeutics, Inc.
filed 2025-11-12
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s common stock outstanding as of November 10, 2025 was 20,924,456.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,129,866	$38,339,762
Prepaids and other current assets	3,894,944	5,968,666
Total current assets	32,024,810	44,308,428
Fixed assets, net	18,068	38,588
Total assets	$32,042,878	$44,347,016

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,111,702	$1,588,128
Accrued expenses	1,638,706	1,388,060
Deferred collaboration revenue	916,712	848,286
Total current liabilities	3,667,120	3,824,474
Deferred collaboration revenue	1,091,267	945,447
Total liabilities	4,758,387	4,769,921

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of September 30, 2025 or December 31, 2024	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 16,742,638 and 16,707,441 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,675	1,671
Additional paid-in capital	83,537,551	80,312,594
Accumulated deficit	(56,254,735)	(40,737,170)
Total stockholders' equity	27,284,491	39,577,095
Total liabilities and stockholders' equity	$32,042,878	$44,347,016

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$3,564,254	$—	$3,985,754	$3,552,109
Operating expenses:
Research and development	2,916,875	2,223,903	11,794,054	9,928,214
In-process research and development	515,996	—	515,996	25,000
General and administrative	2,557,440	2,219,545	8,179,521	6,747,790
Depreciation	6,840	6,841	20,520	20,521
Total operating expenses	5,997,151	4,450,289	20,510,091	16,721,525
Loss from operations	(2,432,897)	(4,450,289)	(16,524,337)	(13,169,416)
Other income:
Other income	317,066	428,871	1,006,772	1,204,405
Net loss	$(2,115,831)	$(4,021,418)	$(15,517,565)	$(11,965,011)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.13)	$(0.26)	$(0.93)	$(0.80)
Weighted-average shares of common stock outstanding, basic and diluted	16,732,766	15,221,308	16,726,108	14,866,089

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	16,707,441	$1,671	$80,312,594	$(40,737,170)	$39,577,095
Stock-based compensation expense	-	-	1,080,082	-	1,080,082
Exercise of stock options	17,557	2	19,135	-	19,137
Net loss	-	-	-	(7,306,757)	(7,306,757)
Balance as of March 31, 2025	16,724,998	1,673	81,411,811	(48,043,927)	33,369,557
Stock-based compensation expense	-	-	1,035,713	-	1,035,713
Net loss	-	-	-	(6,094,977)	(6,094,977)
Balance as of June 30, 2025	16,724,998	1,673	82,447,524	(54,138,904)	28,310,293
Stock-based compensation expense	-	-	1,070,892	-	1,070,892
Exercise of stock options	17,557	2	19,135	-	19,137
Exercise of warrants, net of share settlements	83	-	-	-	-
Net loss	-	-	-	(2,115,831)	(2,115,831)
Balance as of September 30, 2025	16,742,638	$1,675	$83,537,551	$(56,254,735)	$27,284,491

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2023	14,405,325	$1,441	$61,501,801	$(11,250)	$(25,856,383)	$35,635,609
Stock-based compensation expense	-	-	435,663	-	-	435,663
Exercise of stock options	1,829	-	1,975	-	-	1,975
Proceeds from subscription receivable	-	-	-	11,250	-	11,250
Exercise of warrants	206,018	21	1,509,686	(149,250)	-	1,360,457
Net loss	-	-	-	-	(5,051,913)	(5,051,913)
Balance as of March 31, 2024	14,613,172	1,462	63,449,125	(149,250)	(30,908,296)	32,393,041
Stock-based compensation expense and vesting of restricted shares	5,000	1	662,320	-	-	662,321
Sale of common stock in Private Placement, net of issuance costs of $0.1 million	603,136	60	4,943,608	-	-	4,943,668
Proceeds from subscription receivable	-	-	-	149,250	-	149,250
Net loss	-	-	-	-	(2,891,680)	(2,891,680)
Balance as of June 30, 2024	15,221,308	1,523	69,055,053	-	(33,799,976)	35,256,600
Stock-based compensation expense	-	-	775,006	-	-	775,006
Net loss	-	-	-	-	(4,021,418)	(4,021,418)
Balance as of September 30, 2024	15,221,308	$1,523	$69,830,059	$-	$(37,821,394)	$32,010,188

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,517,565)	$(11,965,011)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	20,520	20,521
Stock-based compensation, including the issuance of restricted stock	3,186,687	1,872,990
Acquired in-process research and development assets	515,996	25,000
Changes in operating assets and liabilities:
Collaboration receivable	-	7,500,000
Prepaids and other current assets	2,073,722	(3,379,449)
Accounts payable	(476,426)	(773,956)
Accrued expenses	250,646	(1,477,041)
Deferred collaboration revenue	214,246	297,891
Net cash used in operating activities	(9,732,174)	(7,879,055)
Cash flows from investing activities:
Purchase of in-process research and development assets	(515,996)	(25,000)
Net cash used in investing activities	(515,996)	(25,000)
Cash flows from financing activities:
Proceeds from subscription receivable	-	11,250
Proceeds from sale of common stock	-	4,943,668
Payment of financing costs related to the 2023 Private Placement	-	(131,918)
Proceeds from the exercise of stock options	38,274	1,975
Proceeds from the exercise of warrants	-	1,509,707
Net cash provided by financing activities	38,274	6,334,682
Net decrease in cash and cash equivalents	(10,209,896)	(1,569,373)
Cash and cash equivalents as of beginning of the period	38,339,762	32,626,768
Cash and cash equivalents as of end of the period	$28,129,866	$31,057,395

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $56.3 million as of September 30, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company's cash and cash equivalents of $28.1 million as of September 30, 2025, together with the $23.0 million in gross proceeds from the Offering (defined below), is expected to enable the Company to fund its operating expenses and capital expenditure requirements for at least one year after the financial statements are issued, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

In the opinion of management, the accompanying condensed unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of September 30, 2025, and its statements of operations, stockholders’ equity, and its cash flows for the nine months ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025 and 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$3,564,254	$-	$3,985,754	$3,552,109
Less:
Research and development expenses:
Clinical product candidates	1,568,048	-	1,568,048	-
Preclinical product candidates	-	1,205,689	6,508,641	7,422,525
Sponsored research	207,635	180,788	692,850	394,207
Internal research and development expenses, including stock-based compensation	1,141,192	837,426	3,024,515	2,111,482
Total research and development expenses	2,916,875	2,223,903	11,794,054	9,928,214
General and administrative expenses:
Employee related costs	693,053	669,738	2,061,980	2,013,717
Stock-based compensation	682,394	473,124	2,055,713	1,114,480
Other general and administrative expenses (a)	1,181,993	1,076,683	4,061,828	3,619,593
Total general and administrative expenses	2,557,440	2,219,545	8,179,521	6,747,790
In-process research and development	515,996	-	515,996	25,000
Depreciation	6,840	6,841	20,520	20,521
Other income	(317,066)	(428,871)	(1,006,772)	(1,204,405)
Net loss	$(2,115,831)	$(4,021,418)	$(15,517,565)	$(11,965,011)

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

	(unaudited)
	September 30,	December 31,
	2025	2024
Beginning balance	$1,793,733	$1,497,794
Deferral of revenue	851,727	780,749
Recognition of unearned revenue	(637,481)	(484,810)
Ending balance	$2,007,979	$1,793,733

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	(unaudited)
	As of September 30,
	2025	2024
Common stock warrants	814,444	2,286,223
Stock options	3,021,238	2,233,658
	3,835,682	4,519,881

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

(unaudited) September 30, 2025
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$28,129,866	$28,129,866

December 31, 2024
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$38,339,762	$38,339,762

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	September 30,	December 31,
	2025	2024
Prepaid research and development	$3,627,545	$4,005,246
Prepaid insurance	188,848	805,469
Prepaid other	78,551	427,370
Income tax receivable	-	730,581
	$3,894,944	$5,968,666

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	September 30,	December 31,
	2025	2024
Accrued research and development	$453,029	$46,667
Accrued payroll	945,840	1,132,422
Accrued professional fees	239,837	208,971
	$1,638,706	$1,388,060

6. Commitments and contingencies, including license and sponsored research agreements

License agreements

Dr. Reddy's License and Supply Agreement

In March 2023, the Company entered into an exclusive License and Supply Agreement (the "DRL Agreement") with Dr. Reddy's Laboratories Ltd, ("DRL"). The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, the Company will in-license DRL’s proposed abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), of which the Company has paid an aggregate of $0.2 million through December 31, 2024, and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). In December 2023, the Company granted DRL an exclusive, royalty-bearing right and license to commercialize COYA 302 (Note 9). During the three and nine months ended September 30, 2025, the Company incurred a $0.3 million milestone payment to DRL as in-process research and development expense, in connection with the U.S. Food and Drug Administration's (the "FDA") acceptance of the Investigational New Drug ("IND") application for COYA 302 for the treatment of ALS (the "IND Milestone").

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

The Company may owe tiered payments to ARS based on its achievement of certain developmental milestones. Under the ARS License Agreement, the Company will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. The Company will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined In the ARS License Agreement) the Company will pay an aggregate of $11.8 million in developmental milestone payments. The Company will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. The Company will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event the Company sublicenses its rights under the ARS License Agreement, the Company will owe royalties on sublicense income within the range of 10% to 20%. During the three and nine months ended September 30, 2025, the Company incurred $0.3 million in a milestone payment to ARS as in-process research and development expense, in connection with Company's IND Milestone.

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three and nine months ended September 30, 2025 and 2024. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Effective January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company and HMRI have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. The latest amendment was entered in June 2025, to increase the total funding from $1.2 million to $1.4 million and to extend the term through December 31, 2025. As of September 30, 2025, the Company funded $1.1 million of the total commitment. During the three months ended September 30, 2025 and 2024, the Company incurred $0.2 million and $0.2 million, respectively, in research and development expenses related to the SRA. During the nine months ended September 30, 2025 and 2024, the Company incurred $0.7 million and $0.4 million, respectively, in research and development expenses related to the SRA.

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

7. Stockholders’ equity

Common stock warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. No warrants were granted during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, 1,233 warrants were net share settled, resulting in the issuance of 83 shares of common stock.

As of September 30, 2025, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Exercise price per share	Expiration date	Balance December 31, 2024	Warrants Exercised	Warrants Forfeited	Balance September 30, 2025
Common stock warrants issued to underwriters as compensation for IPO	$6.25	December 2026	131,703	-	-	131,703
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	$6.00	January 2028	182,407	(83)	(1,150)	181,174
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	$9.15	December 2025	92,184	-	-	92,184
Common stock warrants issued as compensation for the 2023 Private Placement	$7.58	December 2027	259,383	-	-	259,383
Common stock warrants issued as compensation for the October 2024 Private Placement	$7.00	November 2029	150,000	-	-	150,000
			815,677			814,444

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors, which resulted in an increase of 668,297 shares authorized to be issued under the 2021 Plan. As of September 30, 2025, 3,239,368 shares of the Company’s common stock were authorized to be issued under the 2021 Plan, of which 95,221 shares were available for future issuance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$682,394	$473,123	$2,055,713	$1,114,480
Research and development	388,498	301,883	1,130,974	758,510
	$1,070,892	$775,006	$3,186,687	$1,872,990

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2025	2,228,658	$5.08	8.4
Granted	924,196	$6.04
Exercised	(35,114)	$1.09		$166,440
Forfeited	(96,502)	$4.28
Outstanding at September 30, 2025	3,021,238	$5.44	8.2	$2,428,886
Exercisable at September 30, 2025	1,666,761	$4.84	9.0	$2,161,958
Vested and expected to vest at September 30, 2025	3,021,238	$5.44	8.2	$2,428,886

As of September 30, 2025, the unrecognized compensation cost was $6.4 million, and will be recognized over an estimated weighted-average amortization period of 1.7 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended September 30, 2025 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the nine months ended September 30, 2025 and 2024 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.4%	4.2%
Expected term (years)	5.76	5.74
Expected volatility	96.99%	106.32%
Expected dividend yield	0.0%	0.0%

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

In June 2024, the Company entered into the First Amendment to the DRL Development Agreement (the "First Amendment"), with Dr. Reddy's, pursuant to which, among other things, Dr. Reddy's paid the Company a one-time payment of $3.9 million and, in return, Dr. Reddy's will have no obligation to pay the first $6.0 million in royalty payments that would have otherwise been payable to the Company under the DRL Development Agreement.

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

Pursuant to the DRL Development Agreement, the Company received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, on August 29, 2025, the Company received an additional $4.2 million as a result of the FDA's acceptance of the IND application for COYA 302 for the treatment of ALS. The Company is entitled to an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. The DRL Development Agreement also calls for up to an aggregate of approximately $40.0 million in development milestones and up to an aggregate of approximately $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. The Company will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of the Product in the low to mid-teens. Pursuant to the First Amendment, as discussed above, the first $6.0 million of royalty payments will not be owed to the Company.

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

In accordance with the guidance, the Company identified the following commitments under the arrangement: 1) the License and 2) the R&D Services. The Company determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue as the Company fulfills these performance obligations. The Company included the $7.5 million upfront payment in the transaction price as of the outset of the arrangement and allocated that transaction price to the two performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the R&D Services was estimated using the expected cost-plus margin approach. In connection with the First Amendment and IND Milestone, the transaction price was increased by the $3.9 million and $4.2 million, respectively, payments received, which did not add any additional performance obligations. As such, the Company allocated the increase in transaction price to the License and R&D Services performance obligation in the same manner as was performed at contract inception using the estimated standalone selling price. The Company recognized the License portion of the transaction price upon delivery of the License in December 2023, in June 2024 and August 2025 as a cumulative catch-up adjustments in connection with the First Amendment and IND Milestone, respectively. The Company will continue to recognize the remaining transaction price of $3.2 million allocated to the R&D Services over the period of performance, using an inputs approach.

During the nine months ended September 30, 2025, the Company recognized $0.3 million of collaboration revenue associated with the performance of R&D Services which was included in deferred revenue as of December 31, 2024. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties are recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied).

As of September 30, 2025, $2.0 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, related to R&D Services yet to be provided, of which $0.9 million is estimated to be recognized within one year. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. R&D Services and License revenue were $0.2 million and $3.3 million, respectively, during the three months ended September 30, 2025. The Company did not have collaboration revenue during the three months ended September 30, 2024. R&D Services and License revenue were $0.6 million and $3.3 million, respectively, during the nine months ended September 30, 2025. R&D Services and License revenue were $0.5 million and $3.1 million, respectively, during the nine months ended September 30, 2024.

10. Subsequent events

The Company has evaluated subsequent events through November 12, 2025, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report outside of the below:

On October 23, 2025, the Company entered into an Underwriting Agreement with Lucid Capital Markets, LLC (the “Underwriter”) relating to an underwritten public offering (the “Offering”) of 4,181,818 shares (the "Shares") of common stock, par value $0.0001 per share, of the Company, including 545,454 Shares pursuant to the full exercise of an option to purchase additional shares granted to the Underwriter. The Offering closed on October 27, 2025 and each Share was offered and sold to the public at an offering price of $5.50 per Share. Gross proceeds from the Offering, including the proceeds from the exercise by the Underwriter of its option to purchase additional Shares, was approximately $23.0 million, before deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

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

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of regulatory T cells (“Tregs”). Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi. On October 6, 2025, Dr. Sakaguchi, along with two others, was awarded the Nobel Prize in Physiology or Medicine. Since Tregs were discovered, multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

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

We are currently conducting the ALSTARS Trial, a Phase 2, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of COYA 302 for the treatment of ALS (ClinicalTrials.gov Identifier: NCT 07161999). COYA 302 is an investigational product not yet approved by the U.S. Food and Drug Administration, or the FDA, or any other regulatory agency.

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital.

We have funded our operations primarily through the private and public sale of our securities. Our net losses were $2.1 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively. Our net losses were $15.5 million and $12.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $56.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Recent Developments

On April 21, 2025, we published the results of the study with our new product candidate. The study was designed to evaluate the effects of COYA 303 (LD IL-2 and GLP-1RA), our investigational biologic combination to suppress pro inflammatory myeloid cells, enhance Treg suppressive function, and modulate T cell proliferation, in an in vitro system of human immune cells obtained from healthy donors. The research was conducted at the Houston Methodist Research Institute and was led by Dr. Aaron Thome and Dr. Stan Appel. The research article has been published in the Journal NeuroImmune Pharmacology and Therapeutics. The study found, among other things, that following pro-inflammatory activation of myeloid cells co cultured with Tregs, the addition of COYA 301 (LD IL-2) alone enhanced Treg suppressive function by 15%. Similarly, when GLP-1RA alone was added to the system, Treg suppressive function increased by 20%. In contrast, when COYA 303 was added to the cell system a statistically significant increase in Treg suppressive function of 42% (p < 0.001) was observed, when compared to the increase observed with each of the single agents. Consistent with these results, treatment with COYA 303 promoted Treg survival by modulating the apoptotic pathway. COYA 303 significantly reduced BAX transcript levels during prolonged incubation (p < 0.01). These findings suggest a direct effect of COYA 303 supporting Treg survival through the inhibition of Treg apoptosis. We believe that these data show that the combination approach of COYA 303 enhances Treg suppressive function in highly inflammatory microenvironments, while also promoting Treg survival by preventing apoptosis.

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

On August 29, 2025, the FDA accepted our Investigational New Drug Application, or IND, for the initiation of a planned clinical study entitled “Phase 2, Randomized, Double-Blind, Placebo-Controlled, Multi-Center, 24-Week Study with Additional 24-Week Open Label Extension (OLE) to Evaluate the Safety and Efficacy of COYA 302 for the Treatment of Amyotrophic Lateral Sclerosis (ALS)”, or the Phase 2 Study. As a result of the FDA’s acceptance of the IND for COYA 302, we received a $4.2 million milestone payment from Dr. Reddy’s (defined below) as required under the terms of the Development and License Agreement, or the DRL Development Agreement.

On October 23, 2025, we entered into an Underwriting Agreement with Lucid Capital Markets, LLC, or the Underwriter, relating to an underwritten public offering, or the Offering, of 4,181,818 shares, or the Shares, of our common stock, par value $0.0001 per share, including 545,454 Shares pursuant to the full exercise of an option to purchase additional shares granted to the Underwriter. The Offering closed on October 27, 2025 and each Share was offered and sold to the public at an offering price of $5.50 per Share. Gross proceeds from the Offering, including the proceeds from the exercise by the Underwriter of its option to purchase additional Shares, was approximately $23.0 million, before deducting underwriting discounts and commissions and estimated Offering expenses payable by us.

Components of Results of Operations

Collaboration Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all. Collaboration revenue represents revenue from the DRL Development Agreement, as amended in June 2024, pursuant to which we granted Dr. Reddy's Laboratories Ltd. and its affiliate, Dr. Reddy’s Laboratories SA, or collectively Dr. Reddy’s, an exclusive, royalty-bearing right and license to commercialize COYA 302, solely for use in patients with ALS in the United States, Canada, the European Union and the United Kingdom, or collectively, the New Territories.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Change
Collaboration revenue	$3,564,254	$-	$3,564,254
Operating expenses:
Research and development	2,916,875	2,223,903	692,972
In-process research and development	515,996	-	515,996
General and administrative	2,557,440	2,219,545	337,895
Depreciation	6,840	6,841	(1)
Total operating expenses	5,997,151	4,450,289	1,546,862
Loss from operations	(2,432,897)	(4,450,289)	2,017,392
Other income:
Other income	317,066	428,871	(111,805)
Net loss	$(2,115,831)	$(4,021,418)	$1,905,587

Collaboration Revenue

R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the two inputs. Collaboration revenue was $3.6 million for the three months ended September 30, 2025 primarily due to the immediate recognition of $3.3 million of License revenue upon receiving FDA acceptance of our IND for the Phase 2 Study during the three months ended September 30, 2025.

Research and Development Expenses

Research and development expenses increased by $0.7 million from $2.2 million for the three months ended September 30, 2024 to $2.9 million for the three months ended September 30, 2025. The increase was due to a $0.4 million increase in our preclinical and clinical expenses due to our clinical advancement of COYA 302 in ALS and a $0.3 million increase in internal research and development expenses. For our clinical product candidates, we track our external research and development expenses on a candidate-by-candidate basis. Coincident with FDA's approval of our IND of COYA 302 in patients with ALS, in the third quarter of 2025, we characterized expenses related to COYA 302 for ALS as clinical product candidate expenses. Prior to the third quarter of 2025, all expenses associated with COYA 302 for ALS were included among the preclinical product candidate expenses captioned as COYA 300 Series. For our preclinical product candidates, we track our external research and development expenses by Series. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended September 30,
	2025	2024
Internal costs:
Clinical product candidates:
COYA 302 − ALS	$1,568,048	$-
Preclinical product candidates:
COYA 300 Series	-	1,205,689
Sponsored research	207,635	180,788
Internal costs:
Internal research and development expenses, including stock-based compensation	1,141,192	837,426
Total	$2,916,875	$2,223,903

General and Administrative Expenses

General and administrative expenses increased by $0.3 million from $2.2 million for the three months ended September 30, 2024 compared to $2.6 million for the three months ended September 30, 2025. The increase was primarily due to a $0.2 million increase in employee compensation and a $0.1 million increase in public filing and listing costs.

Other Income

Other income was $0.3 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was primarily due to a decline in interest and dividend income earned on cash balances.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change
Collaboration revenue	$3,985,754	$3,552,109	$433,645
Operating expenses:
Research and development	11,794,054	9,928,214	1,865,840
In-process research and development	515,996	25,000	490,996
General and administrative	8,179,521	6,747,790	1,431,731
Depreciation	20,520	20,521	(1)
Total operating expenses	20,510,091	16,721,525	3,788,566
Loss from operations	(16,524,337)	(13,169,416)	(3,354,921)
Other income:
Other income	1,006,772	1,204,405	(197,633)
Net loss	$(15,517,565)	$(11,965,011)	$(3,552,554)

Collaboration Revenue

R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the two inputs. Collaboration revenue was $4.0 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively, related to R&D Services and License revenue. The increase of $0.4 million is primarily due to the immediate recognition of $3.3 million of License revenue upon receiving FDA acceptance of our IND for the Phase 2 Study and an increase in R&D Services revenue due to increased incurred expenses related to COYA 302.

Research and Development Expenses

Research and development expenses increased by $1.9 million from $9.9 million for the nine months ended September 30, 2024 to $11.8 million for the nine months ended September 30, 2025. The increase was due to a $0.7 million increase in our preclinical and clinical expenses primarily due to our clinical advancement of COYA 302 in ALS, a $0.9 million increase in internal research and development expenses, and a $0.3 million increase in sponsored research. For our clinical product candidate (COYA 302), we track our external research and development expenses on a candidate-by-candidate basis. Coincident with FDA's approval of our IND of COYA 302 in patients with ALS, in the third quarter of 2025, we characterized expenses related to COYA 302 for ALS as clinical product candidate expenses. Prior to the third quarter of 2025, all expenses associated with COYA 302 for ALS were included among the preclinical product candidate expenses captioned as COYA 300 Series. For our preclinical product candidates, we track our external research and development expenses by Series. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Nine Months Ended September 30,
	2025	2024
Internal costs:
Clinical product candidates:
COYA 302 − ALS	$1,568,048	$-
Preclinical product candidates:
COYA 300 Series	6,508,641	7,422,525
Sponsored research	692,850	394,207
Internal costs:
Internal research and development expenses, including stock-based compensation	3,024,515	2,111,482
Total	$11,794,054	$9,928,214

General and Administrative Expenses

General and administrative expenses increased by $1.4 million from $6.7 million for the nine months ended September 30, 2024 compared to $8.2 million for the nine months ended September 30, 2025. The increase was primarily due to an $1.0 million increase in employee compensation, a $0.3 million increase in professional services, and a $0.2 million increase in investor relation related expenses, partially offset by a $0.1 million decrease in board fees and taxes.

Other Income

Other income decreased by $0.2 million from the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025. The decrease was primarily due to a decline in interest and dividend income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses from our operations through 2025. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2025, we have funded our operations through the public and private sale of our equity securities, and payments from Dr. Reddy's in accordance with the DRL Development Agreement. As of September 30, 2025, we had $28.1 million in cash and cash equivalents and had an accumulated deficit of $56.3 million. We expect our existing cash and cash equivalents, together with the $23.0 million in gross proceeds from the Offering, to enable us to fund our operating expenses and capital expenditure requirements for at least one year after the financial statements are issued. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(9,732,174)	$(7,879,055)
Cash used in investing activities	(515,996)	(25,000)
Cash provided by financing activities	38,274	6,334,682
Net decrease in cash and cash equivalents	$(10,209,896)	$(1,569,373)

Operating Activities

During the nine months ended September 30, 2025, we used $9.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $15.5 million, partially offset by a $2.1 million change in operating assets and liabilities and noncash charges of $3.7 million primarily related to stock-based compensation.

During the nine months ended September 30, 2024, we used $7.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $12.0 million, partially offset by a $2.2 million net increase from our operating assets and liabilities and noncash charges of $1.9 million primarily related to stock-based compensation. The net increase in our operating assets was mainly related to the receipt of a $7.5 million payment from Dr. Reddy's pursuant to the DRL Development Agreement during the nine months ended September 30, 2024.

Investing Activities

During the nine months ended September 30, 2025 and 2024, we purchased $515,996 and $25,000 of in-process research and development assets.

Financing Activities

During the nine months ended September 30, 2025, financing activities were immaterial.

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

Pursuant to the DRL Development Agreement, we received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, we are entitled to receive (i) an additional $4.2 million upon FDA acceptance of an IND application for COYA 302 for the treatment of ALS and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States. The DRL Development Agreement also calls for up to an aggregate of $40.0 million in development milestones and up to an aggregate of $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. We will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of COYA 302 in the low to mid-teens (prior to paying royalties due pursuant to previously disclosed license agreements related to COYA 302). In June 2024, we entered into the First Amendment to the DRL Development Agreement, or the First Amendment, with Dr. Reddy's, pursuant to which, among other things, Dr. Reddy's paid us a one-time payment of $3.9 million and, in return, Dr. Reddy's will have no obligation to pay the first $6.0 million in royalty payments that would have otherwise been payable to us under the DRL Development Agreement. Pursuant to the First Amendment, as discussed above, the first $6.0 million of royalty payments will not be owed to us.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we executed a Sponsored Research Agreement, or SRA, with Houston Methodist Research Institute, or HMRI, in which we agreed to fund approximately $0.5 million through May 2024. We have subsequently amended the SRA to increase agreed funding and, at times, extend the term. The latest amendment was entered in July 2025 to increase the total funding from $1.2 million to $1.4 million and to extend the term through December 31, 2025.

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

In addition, we may also owe tiered payments to ARS based on our achievement of certain developmental milestones. Under the ARS License Agreement, we will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. We will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined in the ARS License Agreement), we will pay an aggregate of $11.8 million in developmental milestone payments. We will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and we will owe an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. We will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event we sublicense our rights under the ARS License Agreement, we will owe royalties on sublicense income within the range of 10% to 20%. To date, the $0.1 million option fee and the mid-six-figure up-front fee (upon exercise of the ARS Option) are the only payments made to ARS under the ARS License Agreement. During the three and nine months ended September 30, 2025, we paid a $0.3 million milestone to ARS in connection with the IND Milestone.

Dr. Reddy's License and Supply Agreement

In March 2023, we entered into the DRL Agreement with DRL. The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, we will in-license DRL_AB to be used in the development and commercialization of COYA 302 in the U.S., Canada, Mexico, South America, the European Union, the United Kingdom, and Japan. In consideration for the license, we paid a one-time, non-refundable upfront fee of $0.4 million. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement) and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). During the three and nine months ended September 30, 2025, we paid a $0.3 million milestone to DRL in connection with the IND Milestone.

Recent Accounting Pronouncements

See Note 2 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inadequate funding for the FDA, the U.S. Securities and Exchange Commission (“SEC”) and other U.S. government agencies or the European Medicines Agency (“EMA”) or comparable foreign regulatory authorities, including from government shut downs, or other disruptions to these agencies’ staffing and operations, including significant leadership, personnel, and policy changes, could prevent our product candidates and any future product candidates or products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, the EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government priorities and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and enact statutory, regulatory and policy changes. Average review times at the FDA or other regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

In addition, government funding of the SEC and other government agencies on which our operations may rely, and those that fund research and development activities that is required by third parties we enter into agreements with, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business.

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns, the aims of the current administration, or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number	Description
1.1

Underwriting Agreement dated as of October 23, 2025 between the Company and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025)

4.1	Form of Financial Advisor Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coya Therapeutics, Inc.

Date: November 12, 2025	By:	/s/ Arun Swaminathan Ph.D.
Arun Swaminathan Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)