Form 10-K
period 2025-12-31
Coya Therapeutics, Inc.
filed 2026-03-16
CIK 1835022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2025, was approximately $89,422,016.

The number of shares of Registrant’s common stock outstanding as of March 12, 2026 was 23,457,183.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 410	Auditor Name: Weaver and Tidwell, L.L.P.	Auditor Location: New York, NY

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

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of regulatory T cells (“Tregs”). Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi and since their discovery multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Dr. Sakaguchi was the 2025 winner of the Nobel Prize in Physiology or Medicine. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology, have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

Our core focus is developing therapies to target Treg dysfunction. Treg dysfunction has been identified as an important pathophysiological component of neurodegenerative, autoimmune, and metabolic diseases, all areas where we believe new and effective therapies are urgently needed. We believe we have expertise in three distinct potential therapeutic modalities: Treg-enhancing biologics, Treg-derived exosomes, and autologous Treg cell therapy. Our expertise includes both ex vivo and in vivo approaches intended to restore the suppressive and immunomodulatory functions of Tregs.

Our lead asset, COYA 302, is a Treg-enhancing biologic, which was developed from key learnings established in our early work and discoveries with our autologous Treg cell therapy asset. Our autologous Treg cell therapy program has completed a Phase 1 and Phase 2a studies in amyotrophic lateral sclerosis, or ALS. The clinical data from these initial studies served as important confirmation of the underlying immunomodulatory properties of Tregs and their potential therapeutic benefits. These studies have also significantly expanded our own foundational knowledge of the biological activity of Tregs and key biomarkers of disease progression and drug effect, which we believe will be critical for the design of our future clinical and preclinical studies, the selection of future targeted diseases and the overall advancement of our development pipeline. We believe our findings have also established mechanistic benefits of combination biologics to address Treg dysfunction as well as highlighted important advantages of scalability and cost.

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

Coya is currently conducting the ALSTARS Trial, a Phase 2, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of COYA 302 for the treatment of ALS (ClinicalTrials.gov Identifier: NCT 07161999). (Please see Development Status of COYA 302 below.)

Our operations are focused on developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $21.2 million and $14.9 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $62.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Recent Developments

COYA 302, ALS

In August of 2025, we announced that the U.S. Food and Drug Administration ("FDA" or the "Agency") accepted our Investigational New Drug ("IND") application for COYA 302. Subsequently, in December of 2025, we announced that dosing of ALS patients in the Company’s ALSTARS Trial of COYA 302, a Phase 2, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of COYA 302 for the treatment of ALS (ClinicalTrials.gov Identifier: NCT 07161999), had commenced. We anticipate completing enrollment in the ALLSTARS trial in second half of 2026.

In January of 2026, we completed a financing with $11.1 million in gross proceeds, $10 million of which was provided by Dr Reddy's Laboratories, Inc. ("Dr. Reddy's"), a subsidiary of our strategic collaborator on COYA 302 for ALS. In consultation with Dr. Reddy's we intend to use the net proceeds to accelerate tech transfer and scale-up manufacturing activities for low dose IL-2 to support the commercial readiness of COYA 302 for ALS. While these new initiatives accelerate commercial readiness for COYA 302 for ALS, they are not expected to impact our current cash runway which remains into the second half of 2027. (Please see “Development Status of COYA 302, ALS” below.)

COYA 302, FTD

Our preclinical, regulatory, and clinical work with COYA 302 in patients with ALS is also informing our development planning for COYA 302 in patients with FTD. In January 2026, we announced that the FDA accepted our IND for COYA 302 for the treatment of frontotemporal dementia ("FTD"). We expect to advance COYA 302 for FTD in a clinical trial.

In April of 2025, we announced positive interim results from four patients in an investigator-initiated proof of concept open-label study with low-dose IL-2 and CTLA4-Ig combination treatment in patients with Frontotemporal Dementia (FTD). In September of 2025, we announced that an additional 5 patients had been enrolled in this study bringing the total number of patients enrolled to 9. In January of 2026 we announced complete results form this study. The study was led by Dr. Alireza Faridar and Dr. Stanley Appel at the Houston Methodist Neurological Institute (Houston, TX) with funding from The Peggy and Gary Edwards Endowment Fund. Study patients received subcutaneously administered CTLA4-Ig, along with a 5-day course of low-dose IL-2 every four weeks, for a total of 22 weeks of dosing and follow-up. The study enrolled 9 patients, The primary endpoints were the incidence and severity of adverse events. No serious adverse events were observed during the study. Study data further demonstrated enhanced Treg numbers and function and cognitive function stability as measured by CDR-FTLD and Montreal Cognitive Assessment (MOCA). (Please see “Development Status of COYA 302, FTD” below.)

COYA 303

In January of 2025 we announced expansion of our investigational pipeline with a new product candidate called COYA 303 for the treatment of inflammatory diseases. Sustained inflammatory responses driven by dysfunctional immune regulation is a hallmark of serious autoimmune and neurodegenerative diseases. COYA 303 is an investigational biologic combination of COYA 301(LD IL-2) and a glucagon-like-peptide-1 receptor agonist (GLP-1 RA) designed for subcutaneous administration. In April of 2025 we announced the publication of results from a preclinical study of COYA 303 in an in vitro human immune cell model, wherein COYA 303 exhibited a dual immunomodulatory mechanism of action resulting in an additive/synergistic anti-inflammatory effect. We believe this was due to increased Treg function and suppressed pro-inflammatory myeloid cells and responder T cells. In September of 2025, we announced results of a study designed to evaluate the effects of COYA 303 in an established in vivo lipopolysaccharide (LPS) mouse model of systemic and neuroinflammation. Results from the first animal cohort treated with COYA 303 demonstrated broad systemic and central immunomodulatory activity, including significant reductions in LPS-induced pro-inflammatory myeloid cells and associated cytokines, increases in anti-inflammatory immune cell subsets, and attenuation of neuroinflammation in the brain, compared to untreated animals. Additional results from this study were announced in November of 2025. (Please see “Development Status of COYA 303” below.) We intend to pursue partnerships and grants to potentially advance the COYA 303 program.

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

Below we show our pipeline.

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

1.
Advance the development of COYA 302 (A Pipeline within a Product). Our principal strategic goal is to advance COYA 302 for ALS and COYA 302 for FTD through clinical studies. We intend to explore the utility of COYA 302 as a therapeutic for other neurodegenerative diseases including Parkinson’s Disease (“PD”), and Alzheimer’s Disease (“AD”), and perhaps, in time, autoimmune diseases.
2.
Develop COYA 303 for AD and other neurodegenerative diseases. We intend to seek business development opportunities and/or grants to advance COYA 303 through IND enabling studies.
3.
Establish COYA 301 as the backbone for combination therapies. Our goal is to utilize COYA 301, our low dose IL-2, as the backbone in combination with other appropriate mechanisms, including CTLA4-Ig (COYA 302), GLP-1 RA (COYA 303) and possibly GM-CSF, and other potential combinations to address various diseases.
4.
Actively pursue partnering opportunities for COYA 301 and COYA 302. We expect to pursue business development opportunities which leverage COYA 301 as a backbone therapy in combination with other product candidates in neurodegenerative and autoimmune diseases. We may also explore licensing COYA 302 in those indications retained by COYA and for ALS in those geographies still retained by COYA.
5.
Leverage in-licensed technology to advance exosomes as potential therapies. Continue to pursue scientific and preclinical validation of exosomes as a therapeutic modality in collaboration with Houston Methodist Hospital through our sponsored research agreement.

Regulatory T cells (Tregs)

In 1995, Shimon Sakaguchi, a member of our Scientific Advisory Board and the 2025 winner of the Nobel Prize in Physiology or Medicine, discovered a subpopulation of suppressor T cells that expressed CD4 and was named regulatory T cells (Tregs). CD4 is found on the surface of certain cells and plays a key role in maintaining homeostasis, a state of balance among all the body systems needed for the body to survive and function correctly, in the immune system. CD4+ T cells are commonly divided into two distinct lineages: Treg cells and conventional T helper (Th) cells (Pro-Inflammatory Cells).

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

Tregs main function is the suppression and termination of pro-inflammatory immune responses. Tregs suppress both innate and adaptive immune reactions detrimental to the host, downregulate pro-inflammatory cytokines (a type of protein that is made by certain immune and non-immune cells and has an effect on the immune system) production, and can suppress the activation/expansion of CD4+CD25-effector T lymphocytes (Teffs). Immune homeostasis is reached when there is a balance between the number of functional Tregs and pro-inflammatory T cells. See the below figure for a visual representation:

IL-2
Apoptosis
T effector
Perforin Granzyme
Tryptophan
DC
IDO
Kyurenine
CD80
CD86
MHCII
LAG-3
Neutrophil
IL-10
TGFß
IDO
SOCS3
HO-1
IL-6
CXCL1
CXCL2
Proliferation
IFNγ
NKG2D
NK
TGFß
IL-35
TGF-ß
IL-10
T effector
CTLA-4
Treg
CD25
IL-2
CD39/ CD73
M1
Macrophage
IL-6
TNFα
IL-1ß
NFκß
ATP
PD-L1/PD-L2
PD-1
ICOS
ICOSL
Monocyte
M2
Macrophage
IL-10
Adenosine
AMP
B-Cell
ILC2
IL-5
IL-13
CD163
CD206

Tregs are important anti-inflammatory immune cells involved in homeostasis. Tregs act on multiple immune cells to down-regulate the release of pro-inflammatory cytokines.

The Role of Tregs in Neurodegenerative, Autoimmune, and Metabolic Diseases

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

An increased ratio of pro-inflammatory T cells to functional Tregs leads to a disrupted immune homeostasis. See the below figures for a visual representation:

When Tregs become dysfunctional, a cytokine-mediated inflammatory state can arise leading to neurodegenerative, autoimmune, and metabolic diseases.

300 Series, Our Biologics Potential Therapeutic Modality

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

COYA 302 in ALS, Clinical Progress

In August of 2025, we announced that the FDA accepted our IND application for a randomized, double-blind placebo-controlled Phase 2 study of our first-in-class biologic combination COYA 302 in ALS patients. Subsequently, in December of 2025, we announced that we had commenced dosing of ALS patients in our ALSTARS Trial of COYA 302, a Phase 2, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of COYA 302 for the treatment of ALS (ClinicalTrials.gov Identifier: NCT 07161999).

An overview of our Phase 2 Study of COYA 302 in ALS is shown in the figure below.

Investigator Initiated Trial in ALS

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

Following the in vitro testing, a POC study in support of COYA 302 was conducted. This was an open label study conducted in 4 ALS patients, which evaluated the safety and tolerability, function of regulatory T-cells, biomarkers, and preliminary efficacy (as measured by the ALSFRS-R scale) utilizing as the treatment commercially available IL-2 and abatacept. Study data showed no decline or minimal decline at 24 and 48 weeks respectively after initiation of treatment and appeared to be well tolerated in all study patients as no serious adverse events were reported. Twenty-four weeks is an important timepoint as this is the period that ALS studies are usually benchmarked to measure differences in the ALSFRS-R scale for a treatment versus placebo. Based on this POC data, we designed a well-powered and well-controlled study to demonstrate the safety and efficacy of COYA 302 (COYA 301 or low dose IL-2, plus an abatacept proposed biosimilar, licensed from Dr. Reddy's Laboratories ("DRL"), or DRL_AB) in patients with ALS and initiated a Phase 2 trial (ALSTARS) in December of 2025 after the acceptance of our IND application by the FDA.

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

POC Study COYA 302: ALS Progression Over 24 and 48 Weeks (a)

'(a) Thonhoff et al. A Phase 1 Proof-of-Concept Study Evaluating Safety, Tolerability, and Biological Marker Responses with combination therapy of CTLA4-Ig and Interleukin-2 in Amyotrophic Lateral Sclerosis. Frontiers in Neurology, 2024. In press.

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

COYA 302, in ALS preclinical toxicology studies

We performed a series of nonclinical studies for COYA 301 (low dose recombinant interleukin-2 (LD rhIL-2)) that includes central nervous system, cardiovascular and respiratory safety pharmacology assessments as well as a general assessment of repeat dose chronic (6-month) exposure toxicology studies in two species (rat and cynomolgus monkey). A 3-month combination toxicology study was also performed in rats to support chronic dosing for COYA 302 (rhIL-2 plus DRL_AB, an abatacept biosimilar). We believe that the data from these nonclinical studies provide a comprehensive nonclinical foundation for predicting human exposure, establishing safety margins, and informing clinical dose selection for the use of COYA 301 as a single agent and/or in combination with other therapeutic agents, such as with our combination therapeutic candidate COYA 302.

COYA 302 in FTD, Clinical Progress

In January of 2026, we announced that the FDA accepted our IND for COYA 302 for the treatment of FTD. We expect to advance COYA 302 for FTD in a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of COYA 302 in patients with Non-Fluent Primary Progressive Aphasia Subtype of FTD. An overview of the proposed Phase 2 Study of COYA 302 in FTD is shown in the figure below.

Investigator Initiated Trials in FTD

In April of 2025, we announced positive interim results from four patients in an investigator-initiated proof of concept open-label study with low-dose IL-2 and CTLA4-Ig combination treatment in patients with FTD. In September of 2025, we announced that an additional 5 patients had been enrolled in this study bringing the total number of patients enrolled to nine. In January 2026, we announced complete results form this study. The study was led by Dr. Alireza Faridar and Dr. Stanley Appel at the Houston Methodist Neurological Institute (Houston, TX) with funding from The Peggy and Gary Edwards Endowment Fund. Study patients received subcutaneously administered CTLA4-Ig, along with a 5-day course of low-dose IL-2 every four weeks, for a total of 22 weeks of dosing and follow-up. Highlights from this study include:

Safety and feasibility

Nine individuals clinically diagnosed with FTD were enrolled into this study. The primary endpoints were the incidence and severity of adverse events. The most common adverse event was erythema at the injection site (33.3% of individuals), which was mild and recovered spontaneously. No serious adverse events were observed during the study.

Treg Suppression

Treg suppressive function was significantly increased starting as early as two weeks after dosing and remained significantly amplified throughout the 22-week treatment period.

Treg Percentage followed a similar pattern as Treg suppressive function, with significant separation from baseline occurring as early as 2 weeks post dosing and remained significantly elevated through week 22.

CD25 mean fluorescence intensity (MFI) was significantly increased as early as two weeks after dosing and remained significantly elevated through 22 weeks.

FOXP3 MFI was significantly increased as early as two weeks after dosing.

Cognitive Measures

MOCA (Montreal Cognitive Assessment) scores remained unchanged at week 22, compared to baseline (Baseline, 13.5 and week 22, 14) suggesting no decline in cognitive function over the 22-week period.

CDR-FTLD scores did not significantly change at week 22 compared to baseline levels (Baseline, 4.8 and week 22, 5.5), suggesting no decline in cognitive and functional status of the enrolled individuals over the 22-week treatment period.

These data are further described in the figures below:

COYA 302 in AD and PD

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

Our current priority for COYA 302 is to advance this combination in patients with ALS and FTD. We continue to believe that COYA 302 has potential in other neurodegenerative disorders such at AD and PD. We intend to pursue business development and strategic partnerships and/or grants to advance COYA 302 in these indications.

COYA 303

In January of 2025 we announced expansion of our investigational pipeline with a new product candidate called COYA 303 for the treatment of inflammatory diseases. Sustained inflammatory responses driven by dysfunctional immune regulation is a hallmark of serious autoimmune and neurodegenerative diseases. COYA 303 is an investigational biologic combination of COYA 301(LD IL-2) and a glucagon-like-peptide-1 receptor agonist (GLP-1 RA) designed for subcutaneous administration. In April of 2025 we announced the publication of results from a preclinical study of COYA 303 in an in vitro human immune cell model, wherein COYA 303 exhibited a dual immunomodulatory mechanism of action resulting in an additive/synergistic anti-inflammatory effect. We believe this was due to increased Treg function and suppressed pro-inflammatory myeloid cells and responder T cells. In September of 2025, we announced results of a study designed to evaluate the effects of COYA 303 in an established in vivo lipopolysaccharide (LPS) mouse model of systemic and neuroinflammation. Results from the first animal cohort treated with COYA 303 demonstrated broad systemic and central immunomodulatory activity, including significant reductions in LPS-induced pro-inflammatory myeloid cells and associated cytokines, increases in anti-inflammatory immune cell subsets, and attenuation of neuroinflammation in the brain, compared to untreated animals. Additional results from this study were announced in November of 2025. On January 21, 2025 we announced the expansion of our investigational pipeline and advancement of COYA 303 for the treatment of inflammatory diseases. These data are further described in the figure below.

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

Investigator initiated Studies in AD

Open Label Study of LD IL-2 in 8 AD patients

In the first half of 2023, we announced results from a POC study in support of COYA 301. This open label study was conducted in eight patients with AD, and evaluated the safety and tolerability, biological activity, blood biomarkers, and preliminary efficacy of a treatment consisting of commercially available IL-2. Study data found that (i) cognitive function, as measured by three validated tools, either improved or did not decline, (ii) Treg function was significantly enhanced, (iii) pro-inflammatory blood cytokines and chemokines were significantly reduced with evidence of reduced neuroinflammation in the brain and (iv) the POC treatment appeared to be well tolerated, and no serious adverse events were reported.

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

200 Series, Treg-derived Exosomes

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

Clinical-stage competitor companies developing drugs for ALS include: Ionis Pharmaceuticals (in collaboration with Biogen), Neurizon Therapeutics, Alchemab Therapeutics (in partnership with Eli Lilly), Athira Pharma, NeuroSense Therapeutics,
Amylyx Pharmaceuticals, Medicinova, Inc., and Clene Nanomedicine.

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

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Health Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebates required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

U.S. Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of approved drug products.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, increasing transparency, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, Congress passed the Affordable Care Act, or the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. The ACA contains provisions that subject products to potential competition by lower-cost products, increase rebates to the government for drugs reimbursed by Medicaid programs; add a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increase the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establish annual fees and taxes on manufacturers of certain branded prescription drugs; expand the entities eligible for enrollment in the 340B program, and create a new Medicare Part D coverage gap discount program, under which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, as of January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; redesigns the Medicare Part D benefit and replaces the Part D coverage gap discount program with a new manufacturer discount program. Under an annual process, CMS has negotiated prices for ten drugs whose new prices began in 2026 and for another 15 drugs whose new prices will be effective in 2027. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including restrictions or prohibitions on certain marketing practices, reporting of specified categories of remuneration provided to health care practitioners, and reporting and justification of price increases greater than a specified level. In some cases, states have designed programs to encourage importation from other countries and bulk purchasing, though the federal government has been slow to approve any such plans.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we executed a Sponsored Research Agreement, or SRA, with Houston Methodist Research Institute, or HMRI, in which we agreed to fund approximately $0.5 million through May 2024. We have subsequently amended the SRA to increase agreed funding and, at times, extend the term. Our SRA with HMRI expired on December 31, 2025. On January 1, 2026, we entered into another SRA with HMRI in which we agreed to fund research through the earlier of completion of the research or 12 months. The total funding commitment is $0.6 million.

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
•
Global events, including political instability, natural disasters, events of terrorism and wars may negatively impact our business.
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

Since our inception in 2020, we have incurred significant operating losses. Our net loss was $21.2 million for the year ended December 31, 2025, and our accumulated deficit as of December 31, 2025 was $62.0 million. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2025, our cash and cash equivalents were $46.8 million. We expect our existing cash and cash equivalents, together with the $11.1 million in gross proceeds from the January 2026 Offering (defined below), to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities.

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

We believe that our existing cash, together with interest thereon, will be sufficient to fund our operations into 2026. We intend to use our existing cash to, among other uses, advance our pipeline product candidates through preclinical and clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. We will need to raise significant additional capital to do so. Market volatility resulting from of the ongoing conflicts, the effect of tariffs and/or any resulting trade wars, generally rising prices, increasing interest rates, or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing, and will likely be required to raise such financing through the sale of additional equity securities or debt, which, in the case of equity securities, may occur at prices lower than the price of our common stock and warrants. These financings could result in substantial dilution to the holders of our common stock and warrants or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

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

The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
•
our ability to recruit and enroll sufficient patients for our clinical trials in a timely manner or at all;
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

Disruptions at the FDA and other government agencies caused by shutdowns or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

Disruptions at the FDA and other agencies may slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times – including the most recent shutdown, which began October 1, 2025 and ended November 12, 2025 and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. These include the Patient Protection and Affordable Care Act of 2010 (the “ACA”), which substantially changed the way healthcare is financed by both governmental and private insurers.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

In addition, individual states in the United States have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

As of March 1, 2026, we had eight full-time employees. We will need to continue to expand our managerial, operational, quality, manufacturing, finance, sales and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Holders

As of March 1, 2026, there were approximately 23 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $21.2 million and $14.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $62.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Financings

In August of 2025, the FDA accepted our IND application for a randomized, double-blind placebo-controlled Phase 2, study of COYA 302 in ALS patients, or the ALS IND Milestone, resulting in the receipt of a $4.2 million milestone payment from Dr. Reddy’s (defined below) as required under the terms of the Development and License Agreement, or the DRL Development Agreement. In December of 2025, we received a $4.2 million milestone payment under the DRL Development Agreement. The milestone payment was triggered by dosing of the first patient in our ALSTARS trial evaluating COYA 302 for the treatment of ALS, or the Dosing Milestone, which was announced on December 9, 2025.

In October of 2025, we entered into an Underwriting Agreement with Lucid Capital Markets, LLC, or the Underwriter, relating to an underwritten public offering, or the October 2025 Offering, of 4,181,818 shares of our common stock, including 545,454 shares pursuant to the full exercise of an option to purchase additional shares granted to the Underwriter. The October 2025 Offering closed on October 27, 2025 and each share was offered and sold to the public at an offering price of $5.50 per share. Gross proceeds from the October 2025 Offering, including the proceeds from the exercise by the Underwriter of its option to purchase additional Shares, was approximately $23.0 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by us. In addition, we issued our strategic advisor warrants to purchase 100,000 shares of common stock with an exercise price of $5.50 and an expiration date of October 2030.

In January of 2026, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 2,522,727 shares of our common stock, or the January 2026 Offering. The January 2026 Offering closed on January 30, 2026 and each share was offered and sold to the public at an offering price of $4.40 per share. Gross proceeds from the private placement were approximately $11.1 million, before deducting underwriting discounts and commissions and estimated expenses payable by us.

Components of Results of Operations

Collaboration Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all. Collaboration revenue represents revenue from the DRL Development Agreement, as amended in June 2024, pursuant to which we granted Dr. Reddy's Laboratories Ltd., or DRL, and its affiliate, Dr. Reddy’s Laboratories SA, or collectively Dr. Reddy’s, an exclusive, royalty-bearing right and license to commercialize COYA 302, solely for use in patients with ALS in the United States, Canada, the European Union and the United Kingdom, or collectively, the New Territories. Collaboration revenue includes two performance obligations, R&D Services and the License (both defined below). We allocate the transaction price to both performance obligations based on their estimated stand-alone selling price at contract inception. R&D Services revenue is recognized over time, using the inputs approach, by applying actual COYA 302 - ALS expenses against budgeted COYA 302 - ALS expenses. License revenue is recognized at a point in time upon delivery of the license or upon a cumulative catch-up adjustment in the event of a contract modification or achievement of milestones.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct our clinical trials, including later-stage clinical trials, for current and future product candidates and prepare regulatory filings for our product candidates. As described in the notes to financial statements contained elsewhere in this Annual Report on Form 10-K, under the terms of our license we may be required to make payments to Methodist if certain milestones are achieved. This could result in significant charges to research and development in the period such milestones become probable of being achieved

In-Process Research and Development

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

Other Income

Other income consists primarily of interest earned on our excess cash.

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

Results of Operations

For the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	Change
Collaboration revenue	$7,945,753	$3,554,061	$4,391,692
Operating expenses:
Research and development	16,734,549	11,865,654	4,868,895
In-process research and development	2,289,602	25,000	2,264,602
General and administrative	11,449,466	8,885,757	2,563,709
Depreciation	27,361	27,361	-
Total operating expenses	30,500,978	20,803,772	9,697,206
Loss from operations	(22,555,225)	(17,249,711)	(5,305,514)
Other income:
Other income	1,332,207	1,648,637	(316,430)
Pre-tax loss	(21,223,018)	(15,601,074)	(5,621,944)
Income tax (expense) benefit	(3,089)	720,287	(723,376)
Net loss	$(21,226,107)	$(14,880,787)	$(6,345,320)

Collaboration Revenue

Collaboration revenues were $7.9 million for the year ended December 31, 2025, compared to $3.6 million for the year ended December 31, 2024. The increase was primarily due to a $3.6 million increase in License revenue and a $0.7 million increase in R&D services revenue. Licenses revenue totaled $6.7 million for year ended December 31, 2025, arising from milestone payments received upon achievement of the ALS IND Milestone and Dosing Milestone

Research and Development Expenses

Research and development expenses increased by $4.9 million from $11.9 million for the year ended December 31, 2024 to $16.7 million for the year ended December 31, 2025. The increase was due to a $4.9 million increase in our clinical expenses due to our clinical advancement of COYA 302 in ALS, a $1.4 million increase in internal research and development expenses, and a $0.4 million increase in sponsored research, partially offset by a $1.8 million decrease in our preclinical expenses. For our clinical product candidate (COYA 302), we track our external research and development expenses on a candidate-by-candidate basis. Coincident with FDA's approval of our IND of COYA 302 in patients with ALS, in the third quarter of 2025, we characterized expenses related to COYA 302 for ALS as clinical product candidate expenses. Prior to the third quarter of 2025, all expenses associated with COYA 302 for ALS were included among the preclinical product candidate expenses captioned as COYA 300 Series. For our preclinical product candidates, we track our external research and development expenses by Series. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial. On December 23, 2025, we received FDA approval of our IND of COYA 302 in patients with FTD, or the FTD IND Milestone, together with the ALS IND Milestone, the IND Milestones. While we began to track our external research and development expenses for COYA 302 for FTD upon FDA approval, such costs were de minimis for the period from December 23, 2025 through December 31, 2025. Therefore, we will characterize expenses related to COYA 302 for FTD as clinical product candidate expenses in 2026.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Years Ended December 31,
	2025	2024
Internal costs:
Clinical product candidates:
COYA 302 Series − ALS	$4,873,971	$-
Preclinical product candidates:
COYA 300 Series	6,509,360	8,313,290
Sponsored research	908,928	556,265
Internal costs:
Internal research and development expenses, including stock-based compensation	4,442,290	2,996,099
Total	$16,734,549	$11,865,654

In-Process Research and Development

In-process research and development was $2.3 million for the year ended December 31, 2025 compared to $0 the year ended December 31, 2024 as result of milestone payments pursuant to our license agreements which were due upon the achievement of the IND Milestones and the Dosing Milestone which were met in 2025.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million from $8.9 million for year ended December 31, 2024 to $11.4 million for the year ended December 31, 2025. The increase was primarily due to a $1.6 million increase in payroll and employee related benefits, a $0.6 million increase in professional service fees and a $0.3 million increase in our investor and public relations costs.

Other Income

Other income decreased by $0.3 million from the year ended December 31, 2024 compared to the year ended December 31, 2025. The decrease was due to a reduction in interest and dividend income earned on cash balances.

Income Tax (Expense) Benefit

We recorded state tax expense for the year ended December 31, 2025 and $0.7 million of income tax benefit for the year ended December 31, 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses from our operations through 2025. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through December 31, 2025 we have funded our operations through the public and private sale of our equity securities, and payments from Dr. Reddy's in accordance with the DRL Development Agreement. As of December 31, 2025, we had $46.8 million in cash and cash equivalents and had an accumulated deficit of $62.0 million. We expect our existing cash and cash equivalents, together with the $11.1 million in gross proceeds from the January 2026 Offering, to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2025	2024
Cash used in operating activities	$(10,739,301)	$(10,288,822)
Cash used in investing activities	(1,164,602)	(25,000)
Cash provided by financing activities	20,386,927	16,026,816
Net increase in cash and cash equivalents	$8,483,024	$5,712,994

Operating Activities

During the year ended December 31, 2025, we used $10.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $21.2 million, partially offset by a $3.9 million change in operating assets and noncash charges of $6.6 million, which primarily consisted of stock-based compensation and acquired in-process research and development.

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

Investing Activities

During the year ended December 31, 2025, we purchased $1.2 million of in-process research and development assets. During the year ended December 31, 2024, cash used related to investing activities was immaterial.

Financing Activities

During the year ended December 31, 2025, financing activities provided $20.4 million of cash, which consisted of $20.3 million in net proceeds from the issuance of common stock.

During the year ended December 31, 2024, financing activities provided $16.0 million of cash, which consisted of $14.0 million in net proceeds from the issuance of common stock and $2.1 million in proceeds from the exercise of warrants, partially offset by $0.1 million in payments of offering costs related to the 2023 private placement.

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

Pursuant to the DRL Development Agreement, we received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, we received (i) an additional $4.2 million upon FDA acceptance of an IND application for COYA 302 for the treatment of ALS in August 2025 and (ii) an additional $4.2 million payment upon the dosing of the first patient in the first phase 2 clinical trial for COYA 302 for the treatment of ALS in the United States in December 2025. The DRL Development Agreement also calls for up to an aggregate of $40.0 million in development milestones and up to an aggregate of $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. We will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of COYA 302 in the low to mid-teens (prior to paying royalties due pursuant to previously disclosed license agreements related to COYA 302). In June 2024, we entered into the First Amendment to the DRL Development Agreement, or the First Amendment, with Dr. Reddy's, pursuant to which, among other things, Dr. Reddy's paid us a one-time payment of $3.9 million and, in return, Dr. Reddy's will have no obligation to pay the first $6.0 million in royalty payments that would have otherwise been payable to us under the DRL Development Agreement. Pursuant to the First Amendment, as discussed above, the first $6.0 million of royalty payments will not be owed to us.

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

The Methodist License Agreement provides that in the event we sublicense products and services covered by the Methodist License Agreement, then royalties owed to Houston Methodist would be computed as a percentage of payments received by us from the sublicensee. In addition, the termination provisions provide that Houston Methodist may only terminate the Methodist License Agreement, among other things, in the event that after five years we are not “Actively Attempting to Develop or Commercialize,” as such term is defined in the Methodist License Agreement. During the year ended December 31, 2025, we incurred an aggregate of $0.1 million in milestones to Methodist in connection with the the Dosing Milestone and FTD IND Milestone, none of which were paid as of December 31, 2025.

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we executed a Sponsored Research Agreement, or SRA, with Houston Methodist Research Institute, or HMRI, in which we agreed to fund research through May 2024. We have subsequently amended the SRA to increase agreed funding and, at times, extend the term. Our SRA with HMRI expired on December 31, 2025. On January 1, 2026, we entered into another SRA with HMRI in which we agreed to fund research through the earlier of completion of the research or 12 months. The total funding commitment is $0.6 million.

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

In addition, we may also owe tiered payments to ARS based on our achievement of certain developmental milestones. Under the ARS License Agreement, we will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. We will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined in the ARS License Agreement), we will pay an aggregate of $11.8 million in developmental milestone payments. We will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and we will owe an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. We will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event we sublicense our rights under the ARS License Agreement, we will owe royalties on sublicense income within the range of 10% to 20%. To date, the $0.1 million option fee and the mid-six-figure up-front fee (upon exercise of the ARS Option) are the only payments made to ARS under the ARS License Agreement. During the year ended December 31, 2025, we incurred an aggregate of $1.1 million in milestones to ARS in connection with the IND Milestones and the Dosing Milestone, of which $0.4 million was paid during the year ended December 31, 2025.

Dr. Reddy's License and Supply Agreement

In March 2023, we entered into the DRL Agreement with DRL. The DRL Agreement became effective on April 1, 2023. Pursuant to the terms of the DRL Agreement, we will in-license DRL_AB to be used in the development and commercialization of COYA 302 in the U.S., Canada, Mexico, South America, the European Union, the United Kingdom, and Japan. In consideration for the license, we paid a one-time, non-refundable upfront fee of $0.4 million. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement) and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). During the year ended December 31, 2025, we incurred an aggregate of $1.0 million in milestones to DRL in connection with the IND Milestones and the Dosing Milestone, of which $0.8 million was paid during the year ended December 31, 2025.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the fiscal quarter ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our current executive officers and directors.

Name	Age	Position(s)
Arun Swaminathan, Ph.D.	57	Chief Executive Officer, Director
David Snyder, MBA	65	Chief Financial Officer, Chief Operating Officer
Fred Grossman, DO, FAPA	67	President, Chief Medical Officer
Howard Berman, Ph.D.	52	Director, Executive Chairman, Former Chief Executive Officer
Ann Lee, Ph.D.	64	Director
Anabella Villalobos	67	Director
Dov Goldstein	58	Director
Wilbur Ross	88	Director
Dieter Weinand	65	Director

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

Dr. Anabella Villalobos, Ph.D., has been a director since May 2021. Dr. Villalobos is currently the Chief Scientific Officer at Metaphore Biotechnologies, Inc., a position she has held since 2025.From 2017 to 2025, Dr. Villalobos was head of Biotherapeutics and Medicinal Sciences at Biogen Inc. (Nasdaq:BIIB) (“Biogen”), where she was responsible for the delivery of high-quality, differentiated drug candidates for neurological, rare, and auto-immune diseases across multiple modalities, including small molecules, biologics, oligonucleotides, and gene therapy. Prior to Biogen, Dr. Villalobos was with Pfizer Inc. (NYSE:PFE)(“Pfizer”) for 28 years where she most recently served as Vice President of Medicinal Synthesis Technologies and Neuroscience Medicinal Chemistry. As the leader of several medicinal chemistry groups throughout her tenure at Pfizer, Dr. Villalobos’ teams delivered more than 30 small molecule candidates to combat Alzheimer’s disease, Parkinson’s disease, schizophrenia, depression, and insomnia. Noteworthy are Ogsiveo® (SpringWorks) and tavapadon (AbbVie) which reached the market and proof of concept in Phase 3 studies, respectively. Dr. Villalobos also championed new scientific directions that have improved design practices in medical chemistry including the Central Nervous System Multi-Parameter Optimization (CNS MPO). Dr. Villalobos obtained her B.S. in Chemistry at the University of Panama and her Ph.D. in Medicinal Chemistry at the University of Kansas where she was a Fulbright-Hayes fellow. She was a National Institutes of Health Postdoctoral Fellow at Yale University in synthetic organic chemistry for two years. Dr. Villalobos was chosen as a director due to her keen insight into drug development, particularly in neuroscience and we believe Dr. Villalobos’ counsel and strategic guidance with respect to our product candidate pipeline and research and clinical programs is vital to our success.

Dr. Ann Lee, Ph.D., has been a director since June 2021. Dr. Lee is currently the Chief Technical Officer at Prime Medicine, Inc., a position she has held since October 2021. From November 2019 to July 2021, Dr. Lee was SVP and Head of Cell Therapy Development and Operations at Bristol Myer Squibb (NYSE: BMY) (“BMS”), leading teams responsible for the development and commercialization of Breyanzi and Abecma. These two CAR-T cell therapy products received FDA licensure in February and March, 2021, respectively. Her responsibilities included leading the highly interdependent functions of process and analytical development,manufacturing science and technology (MSAT), manufacturing clinical and commercial supplies, quality, CMC Regulatory, design and implementation of the digital platform, building new facilities, and building the global supply chain at BMS. Previously, from November 2017 to April 2018, she served as Executive Vice President of Technical Operations at Juno Therapeutics, Inc. ("Juno"), which was acquired by BMS via Celgene Corporation. Prior to Juno, from January 2010 to November 2017, Dr. Lee served as Senior Vice President, and then Head of Global Technical Development at F. Hoffman-La Roche (“Roche”) (dual roles at Roche and Genentech). She was responsible for developing and delivering all clinical stage products in Roche’s global pipeline, as well as technology transfers and technical support for all commercial products. Prior to Genentech, from June 1989 to September 2005, she was at Merck & Co., Inc. (NYSE:MRK), where she led and developed new vaccines and technologies in research and development, and then was responsible as VP for process engineering and technical operations at 10 chemical sites around the world. Over the course of her career, she has contributed to the development of hundreds of new investigational drugs, and the licensure and commercialization of 25 new vaccines and medicines, with the most recent being two new CAR-T cell products for blood cancers. Dr. Lee has authored over 40 scientific publications and holds several patents. She is a member of the National Academy of Engineering, fellow of American Academy of Arts and Sciences, American Institute of Medical and Biological Engineering, and member of the Washington State Academy of Sciences. She serves on the board of directors for the Alliance of Regenerative Medicine. She earned her undergraduate degree from Cornell University and a masters and Ph.D. in Biochemical Engineering with a concentration in molecular biophysics and biochemistry from Yale University. Dr. Lee was chosen as a director due to her thought leadership in cell therapy and biologics and her extensive experience and accomplishments in vaccines, biologics, small molecules and cell therapy development and manufacturing.

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

Wilbur L. Ross, Jr., has been a director since November 2023. Mr. Ross was sworn in by Vice President Mike Pence as the 39th Secretary of Commerce on February 28, 2017. Secretary Ross was the principal voice of business in the Trump Administration, ensuring that U.S. entrepreneurs and businesses have the tools they need to create jobs and economic opportunity. Secretary Ross is the former Chairman and Chief Strategy Officer of WL Ross & Co. LLC and has over 55 years of investment banking and private equity experience. He has restructured over $400 billion of assets in the airline, apparel, auto parts, banking, beverage, chemical, credit card, electric utility, food service, furniture, gypsum, homebuilding, insurance, marine transport, mortgage origination and servicing, oil and gas, railcar manufacturing and leasing, real estate, restaurant, shipyard, steel, textile and trucking industries. Secretary Ross has been chairman or lead director of more than 100 companies operating in more than 20 different countries. Named by Bloomberg Markets as one of the 50 most influential people in global finance, Secretary Ross is the only person elected to both the Private Equity Hall of Fame and the Turnaround Management Hall of Fame. He previously served as privatization adviser to New York City Mayor Rudy Giuliani and was appointed by President Bill Clinton to the board of the U.S.-Russia Investment Fund. President Kim Dae-jung awarded Secretary Ross a medal for helping South Korea during its financial crisis and, in November 2014, the Emperor of Japan awarded him the Order of the Rising Sun, Gold and Silver Star.

As a philanthropist, Secretary Ross has served as Chairman of the Japan Society, Trustee of the Brookings Institution and Chairman of its Economic Studies Council, International Counsel Member of the Musée des Arts Décoratifs in Paris, Trustee of the Blenheim Foundation, President of the American Friends of the Rene Magritte Museum in Brussels and Director of the Palm Beach Civic Association. He also was an Advisory Board Member of Yale University School of Management. Secretary Ross received his undergraduate degree in English literature from Yale University, and graduated with distinction from Harvard Business School. We believe Secretary Ross is qualified to serve on our Board because of his extensive leadership experience.

Dieter Weinand has been a member of our Board since August 2023. From November 2018 to March 2020, Mr. Weinand served as Executive Vice President, Primary Care of Sanofi S.A. He previously served as President and CEO, Pharmaceutical Division at Bayer AG from July 2014 to November 2018. From 2013 to 2014, Mr. Weinand was President, Global Commercialization at Otsuka Pharmaceutical Co., Ltd. and from 2010 to 2013 Mr. Weinand was President, Primary Care and Asia-Pacific Region at Pfizer Inc. From 2001 to 2010, Mr. Weinand served as President, Senior Vice President, and Vice President of Bristol-Myers Squibb Company. Prior to joining Bristol-Myers Squibb Company, Mr. Weinand was Senior Vice President at F.H. Faulding, Inc. from 2000 to 2001, Managing Director, Director, Vice President, and Senior Director at Warner-Lambert Company, which was acquired by Pfizer Inc. in 2000, during the period from 1994 to 2000, Vice President at Pharmos Corporation during 1994, and Director, Area Business Operations Coordinator, and International Product Manager at Lederle International during the period from 1990 to 1994. Mr. Weinand currently serves as the Chairman of the board of directors of Replimune Group, Inc. (Nasdaq:REPL), as a director at Reunion Neuroscience, Inc., a clinical stage pharmaceutical company, and was previously a member the board of directors of Bayer AG, from 2013 to 2014, and HealthPrize Technologies LLC, from 2014 to 2018. Mr. Weinand was a director and member of the compensation committee and chair of the audit committee of Filed Trip Health Ltd. from October 2019 to July 2022. Mr. Weinand received a M.S. in Pharmacology and Toxicology from Long Island University and a B.A. in Biology from Concordia College. We believe Mr. Weinand is qualified to serve on our Board because of his extensive leadership experience, his experience serving on the boards of biotechnology companies and his experience in management roles at life sciences companies.

Board Committees

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each of these committees operate under a charter that has been approved by our Board, each of which is available on our website at https://ir.coyatherapeutics.com/.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dr. Dov Goldstein, Dr. Anabella Villalobos, and Dieter Weinand, with Mr. Weinand serving as the Chairperson of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things:

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

Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) filed electronically with the SEC by our executive officers and directors owning more than 10% of our common stock and upon any written representations received from the executive officers and directors, to our knowledge we believe that all Section 16(a) filing requirements were met timely in fiscal year 2025.

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

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements in all respects.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned by each of our named executive officers for the year ended December 31, 2025. Our compensation packages for the named executive officers consist primarily of base salary, annual cash bonus and a stock option grant.

				Option
Name and		Salary	Bonus	Awards	Total
Principal Position	Year	($)	($)	($) (1)	($)
Arun Swaminathan (2)	2025	$546,000	$395,850	$1,149,157	$2,091,007
Chief Executive Officer, Director	2024	$441,667	$185,417	$870,084	$1,497,168

Howard Berman (3)	2025	$436,800	$316,680	$718,221	$1,471,701
Former Chief Executive Officer, Current Executive Chairman of the Board	2024	$553,333	$276,667	$1,850,268	$2,680,268

David Snyder	2025	$442,000	$256,360	$670,340	$1,368,700
Chief Financial Officer and Chief Operating Officer	2024	$425,000	$170,000	$870,084	$1,465,084

Fred Grossman	2025	$498,160	$288,933	$670,340	$1,457,433
President, Chief Medical Officer	2024	$479,000	$191,600	$1,221,838	$1,892,438

1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2024 and 2025 computed in accordance with FASB ASC Topic 718.

2)

Dr. Swaminathan joined as our Chief Executive Officer effective as of November 1, 2024. Prior to this, Dr. Swaminathan served as our Chief Business Officer beginning in March 2023. The compensation information included in the table for 2024 reflects the aggregate compensation paid for his services as our Chief Business Officer and Chief Executive Officer during 2024.

3)

Dr. Berman served as our Chief Executive Officer since 2020. On October 31, 2024, he resigned from that position and entered into an Executive Employment Agreement with us whereby he serves as Executive Chairman of the Board. The compensation information included in the table for 2024 reflects the compensation paid for his services as our Chief Executive Officer and Executive Chairman of the Board in 2024.

Employment Agreements with Named Executive Officers

Arun Swaminathan

Dr. Swaminathan serves as our Chief Executive Officer pursuant to an employment agreement (the “Swaminathan Employment Agreement”) which provides for Dr. Swaminathan to serve as Chief Executive Officer and an annual base salary of $525,000, subject to periodic review and adjustment in the sole discretion of the Board. Dr. Swaminathan’s current salary for 2026 is $565,110 per year. In addition, Dr. Swaminathan is eligible to receive an annual bonus, which is targeted at up to 50% of his base salary but which may be adjusted by the Board based on achievement of goals and objectives established by the Company. Pursuant to the terms of the Swaminathan Employment Agreement, Dr. Swaminathan is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan we may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board in its discretion.

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

David Snyder

Mr. Snyder serves as our Chief Financial Officer and Chief Operating Officer pursuant to an Executive Employment Agreement, dated March 14, 2022 (the “Snyder Employment Agreement”), pursuant to which Mr. Snyder is entitled to a base salary of $425,000 per year, subject to periodic review and adjustment in the sole discretion of the Board. Mr. Snyder’s current salary for 2026 is $457,470 per year.

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

Fred Grossman

Pursuant to an Executive Employment Agreement, dated July 3, 2023, as amended and restated (the “Grossman Employment Agreement”), Dr. Grossman serves as our Chief Medical Officer and is entitled to a base salary of $479,000 per year, subject to periodic review and adjustment in the sole discretion of the Board. Dr. Grossman's current salary for 2026 is $515,596. Dr. Grossman is eligible for an annual bonus targeted at 40% of base salary, based on the performance of the Company as measured against the Company’s predetermined performance plan and Dr. Grossman’s individual performance during the fiscal year for which the annual bonus will be paid. Dr. Grossman must remain employed with us through the end of the applicable calendar year to be eligible to receive his annual bonus, provided that if we terminate Dr. Grossman without Cause (as defined in the Grossman Employment Agreement) or Dr. Grossman resigns for Good Reason (as defined in the Grossman Employment Agreement) on or before the day his annual bonus is paid, Dr. Grossman will still receive his full annual bonus, and Dr. Grossman will be eligible to receive additional equity awards from time-to-time in the Company’s sole discretion. Dr. Grossman’s current salary is $515,596 per year. Dr. Grossman is entitled to participate in all employee benefit plans and programs available to the Company’s employees. All option grants will be made pursuant to the terms of the Coya Therapeutics, Inc. 2021 Amended and Restated Equity Incentive Plan.

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

Howard Berman

Effective October 31, 2024, Dr. Berman resigned as our Chief Executive Officer and was appointed our Executive Chairman pursuant to an employment agreement (the “Berman Employment Agreement”) which provides for Dr. Berman to serve as Executive Chairman and provides for an annual base salary of $420,000. Dr. Berman’s current salary is $452,088 per year. In addition, Dr. Berman is eligible to receive an annual bonus, which is targeted at up to 50% of his base salary but which may be adjusted by the Board based on achievement of goals and objectives established by the Company. Pursuant to the terms of the Berman Employment Agreement, Dr. Berman is eligible to receive, from time to time, equity awards under our existing equity incentive plan, or any other equity incentive plan the Company may adopt in the future, and the terms and conditions of such awards, if any, will be determined by the Board in its discretion.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding unexercised options, stock that has not vested and equity incentive awards held by each of the named executive officers outstanding as of December 31, 2025:

		Option Awards
					Equity
					incentive
					plan
					awards:
		Number of		Number of	Number of
		securities		securities	securities
		underlying		underlying	underlying	Option
		unexercised		unexercised	unexercised	exercise	Option
	Grant	options (#)		options (#)	unearned	price	expiration
Name	Date	exercisable		unexercisable	options (#)	($)	date
Arun Swaminathan (1)	4/3/2023	102,222	(2)	12,778	-	4.05	4/3/2033
Chief Executive Officer	1/31/2024	52,273	(3)	29,546	-	5.90	1/31/2034
	5/23/2024	37,259	(4)	33,337	-	8.15	5/23/2034
	1/8/2025	73,627	(18)	167,337	-	6.07	1/8/2035
David Snyder	6/28/2022	87,788	(5)	-	-	3.48	6/28/2032
Chief Financial Officer and Chief Operating Officer	2/27/2023	108,611	(6)	6,389	-	3.85	2/27/2033
	1/31/2024	52,273	(7)	29,546	-	5.90	1/31/2034
	5/23/2024	37,259	(8)	33,337	-	8.15	5/23/2034
	1/8/2025	42,949	(18)	97,613	-	6.07	1/8/2035
Fred Grossman (9)	7/17/2023	59,666	(10)	14,403	-	4.25	7/17/2033
President, Chief Medical Officer	1/31/2024	59,670	(11)	14,399	-	5.90	1/31/2034
	1/31/2024	52,273	(12)	29,546	-	5.90	1/31/2034
	5/23/2024	37,259	(13)	33,337	-	8.15	5/23/2034
	1/8/2025	42,949	(18)	97,613	-	6.07	1/8/2035
Howard Berman (14)	2/27/2023	155,833	(15)	9,167	-	3.85	2/27/2033
Former Chief Executive Officer, Current Executive Chairman of the Board	1/31/2024	98,823	(16)	55,857	-	5.90	1/31/2034
	5/23/2024	86,377	(17)	77,286	-	8.15	5/23/2034
	1/8/2025	46,017	(18)	104,585	-	6.07	1/8/2035

1)	Dr. Swaminathan was appointed our Chief Executive Officer on November 1, 2024.

2)	One third of the shares subject to the option vested on April 3, 2024. The remainder of the option vests in 24 monthly equal installments beginning April 3, 2024.

3)	The shares subject to the option vests in 36 monthly equal installments beginning February 29, 2024.

4)	The shares subject to the option vest in 36 monthly equal installments beginning May 23, 2024.

5)	33.3% of the shares underlying the option vested on March 14, 2023, and the remaining shares will vest in 24 equal monthly installments beginning on April 14, 2023.

6)	The shares subject to the option vest in equal monthly installments over a period of 36 months commencing on March 27, 2023.

7)	The shares subject to the option will vest in 36 equal monthly installments commencing February 29, 2024, subject to continuous service on each vesting date.

8)	The shares subject to the option vest in equal monthly installments over a period of 36 months, commencing on July 3, 2024.

9)	Dr. Grossman became our President, Chief Medical Officer in July 2023.

10)	The shares subject to the option vested as to 24,689 shares on July 17, 2024, and the remaining shares will vest in equal monthly installments over a period of 24 months commencing August 17, 2024.

11)	The shares subject to the option vested as to 24,689 shares on July 11, 2024, with the remaining shares vesting in 24 equal monthly installments thereafter.

12)	The shares subject to the option will vest in 36 monthly equal installments commencing February 29, 2024, subject to continuous service on each vesting date.

13)	The shares subject to the option vest in equal monthly installments over a period of 36 months, commencing July 3, 2024.

14)	Dr. Berman served as our Chief Executive Officer from 2022 until October 30, 2024 on which date he was appointed our Executive Chairman.

15)	The shares subject to the option vest in equal monthly installments over a period of 36 months commencing on March 27, 2023.

16)	The shares subject to the option will vest in 36 equal monthly installments commencing February 29, 2024, subject to continuous service on each vesting date.

17)	The shares subject to the option vest in equal monthly installments over a period of 36 months, commencing on July 3, 2024.

18)	The shares subject to the option vest in 36 monthly equal installments beginning on February 8, 2025.

DIRECTOR COMPENSATION

Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2025, to each of our non-employee directors:

	Fees
	Earned		Stock
	Paid in	Stock	Options
Name	Cash (1)	Awards (2)	Awards (3)(4)	Total
Dov Goldstein, Ph.D.	$63,752	$-	$45,270	$109,022
Ann Lee, Ph.D.	$52,500	$-	$45,270	$97,770
Wilbur Ross	$40,000	$-	$45,270	$85,270
Anabella Villalobos, Ph.D.	$53,752	$-	$45,270	$99,022
Dieter Weinand	$53,252	$-	$45,270	$98,522

1)	Board of Director fees earned or paid in cash were for calendar year 2025, representing fees earned by our non-employee directors.

2)	None awarded in 2025.

3)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2025. These amounts have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are described in the notes to our financial statements included in our Annual Report on Form 10-K for the year ended

December 31, 2024. This amount does not reflect the actual economic value that will be realized by the Directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

4)

As of December 31, 2025, each of Dr. Ann Lee, Dr. Anabella Villalobos held vested and unvested stock options exercisable for an aggregate of 32,557 shares of common stock, Mr. Dieter Weinand held vested and unvested stock options exercisable for an aggregate of 25,000 shares of common stock, and Mr. Ross held vested and unvested options exercisable for an aggregate of 20,000 shares of common stock, and Mr. Dov Goldstein held vested and unvested options exercisable for an aggregate of 15,000 shares of common stock.

During fiscal year 2025, both Arun Swaminathan, our current Chief Executive Officer, and Howard Berman, our former Chief Executive Officer and current Executive Chairman, served as members of our Board and received no additional compensation for their services as members of the Board. See the section titled “Executive Compensation” for more information about Dr. Swaminathan’s and Dr. Berman’s compensation for fiscal year 2025. It is our policy to reimburse non-employee members of our Board for reasonable travel and out-of-pocket expenses incurred in attending meetings of our Board and committees of our Board.

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

The chair and non-chair members of the Board’s three standing committees are entitled to the following additional annual cash fees:

	Chair	Non-Chair
	Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating and Governance Committee	$7,500	$3,750

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

As of February 28, 2026, awards have been granted and remain outstanding with respect to 3,841,266 shares of our common stock. All such awards have been granted as Options.

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

No stock options were issued to executive officers in fiscal year 2025 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued pursuant to our equity compensation plan:

Number of
securities
remaining
	Number of		available
	securities	Weighted	for future
	to	average	issuance
	be issued	exercise	under equity
	upon	price	compensation
	exercise of	of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants	warrants	reflected in
	and	and	column (a))
Plan category	rights (a)	rights (b)	(c) (2)
Equity compensation plans approved by security holders (1)	2,971,238	$5.44	145,221
Equity compensation plans not approved by security holders	-	-	-
Total	2,971,238	$5.44	145,221

1.	The amounts shown in this row include securities under the 2021 Incentive Plan.

2.

In accordance with the “evergreen” provision in the 2021 Incentive Plan, an additional 837,378 shares of our common stock were automatically made available for issuance on the first day of 2026, which represents 4% of the number of shares outstanding on December 31, 2025. These shares are excluded from the shares disclosed in the table.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2026 by:

•
each person known by us to own beneficially more than 5% of any class of our outstanding shares of common stock;
•
each of the directors and named executive officers individually; and
•
all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares of common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options or warrants held by such person that are currently exercisable or will become exercisable within 60 days of February 28, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 23,457,183 shares of common stock issued and outstanding as of February 28, 2026, plus any shares issuable upon exercise of options or warrants that are exercisable with 60 days of February 28, 2026 held by such person.

Unless noted otherwise, the address of all listed stockholders is 5850 San Felipe St. Suite 500, Houston, TX 77057. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Number of
	Shares of
	Common
	Stock
	Beneficially	Percent of
Name of Beneficial Owners	Owned	Class
Named Executive Officers and Directors:
Howard Berman (1)	1,398,931	6.0%
Arun Swaminathan(2)	356,366	1.5%
David Snyder (3)	388,292	1.7%
Fred Grossman (4)	315,208	1.3%
Dov Goldstein (5)	42,557	*
Ann Lee (6)	50,036	*
Anabella Villalobos (7)	42,557	*
Wilbur L. Ross (8)	185,016	*
Dieter Weinand (9)	25,000	*
All executive officers and directors as a group (9 persons)	2,803,963	12.0%
5% Stockholders
Greenlight Capital (10)	2,335,540	9.9%
Dr. Reddy’s Laboratories, Inc. (11)	2,272,727	9.7%

*	Represents beneficial ownership of less than 1%.

1.

Includes (i) 10,000 shares of our common stock owned directly by Dr. Berman, (ii) 939,338 shares of our common stock owned by Bertex LLC, of which Dr. Berman is the managing director, and (iii) options exercisable for 449,593 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 199,609 shares of our common stock that are not exercisable within 60 days of February 28, 2026. Dr. Berman is the managing director of Bertex LLC and may be deemed to have sole voting and dispositive control over the 939,338 shares of our common stock owned by Bertex LLC. As a result, Dr. Berman may be deemed to beneficially own the shares of our common stock held by Bertex LLC.

2.

Includes (i) 10,000 shares of common stock, (ii) options exercisable for 346,366 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 455,996 shares of our common stock owned that are not exercisable within 60 days of February 28, 2026.

3.

Includes (i) 8,800 shares of common stock and (ii) options exercisable for 379,492 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 256,314 shares of our common stock owned by Mr. Snyder that are not exercisable within 60 days of February 28, 2026.

4.

Includes (i) 2,710 shares of common stock and (ii) options exercisable for 312, 498 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 268,658 shares of our common stock that are not exercisable within 60 days of February 28, 2026.

5.

Includes (i) 27,557 shares of our common stock and (ii) options exercisable for 15,000 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 10,000 shares of our common stock owned that are not exercisable within 60 days of February 28, 2026.

6.

Includes (i) 17,479 shares of our common stock, and (ii) options exercisable for 32,557 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 10,000 shares of our common stock that are not exercisable within 60 days of February 28, 2026.

7.

Includes (i) 10,000 shares of our common stock, and (ii) options exercisable for 32,557 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 10,000 shares of our common stock that are not exercisable within 60 days of February 28, 2026.

8.

Includes (i) 165,016 shares of our common stock, and (ii) options exercisable for 20,000 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 10,000 shares of our common stock that are not exercisable within 60 days of February 28, 2026.

9.

Includes options exercisable for 25,000 shares of our common stock that are exercisable within 60 days of February 28, 2026. Excludes options exercisable for 10,000 shares of our common stock that are not exercisable within 60 days of February 28, 2026.

10.

 Represents shares held for the accounts of Malachite Partners, LLC (“Malachite”), Greenlight Capital Offshore Master, Ltd. (“GCOM”), a sub-account for a private partnership (“Sub-Account”), and a managed account (the “Managed Account”). DME Capital Management, LP d/b/a Greenlight Capital (“DME Management”) is the investment advisor for (a) Malachite, and as such has voting and dispositive power over the 1,428,373 shares of common stock held by Malachite, (b) GCOM, and as such has voting and dispositive power over the 702,747 shares of common stock held by GCOM, (c) the Sub-Account, and as such has voting and dispositive power over the 101,330 shares of common stock held by the Sub-Account, and (d) the Managed Account, and as such has voting and dispositive power over the 103,090 shares of common stock held by the Managed Account. DME Advisors GP, LLC (“DME GP”) is the general partner of DME Management, and as such has voting and dispositive power over the 2,335,540 shares of common stock held by Malachite, GCOM, the Sub-Account and the Managed Account. David Einhorn is the principal of DME Management and DME GP, and as such has voting and dispositive power over the 2,335,540 shares of common stock held by Malachite, GCOM, the Sub-Account and the Managed Account. Each of DME Management, DME GP and Mr. Einhorn disclaims beneficial ownership of these shares of common stock, except to the extent of any pecuniary interest therein. The principal business office of Greenlight is 140 East 45th Street, 24th Floor, New York, New York 10017.

11.

Dr. Reddy’s Laboratories, Inc. (“Dr. Reddy’s Inc.”) has voting and investment control over the common stock. The board of directors of Dr. Reddy’s Inc. is composed of four (4) individuals, none of whom has sole decision power. Because voting and dispositive decisions are made by a majority of the board, none of the board members of Dr. Reddy’s Inc. is deemed to be a beneficial owner of the shares. The business address of Dr. Reddy’s Inc. is 600 College Road East, Suite 4000, Princeton, NJ 08540.

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

Transactions with Related Persons

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties. The following is a description of transactions since January 1, 2024 to which we have been a participant in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our voting securities, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements.

Employment Agreement with Dr. Howard Berman

Effective October 31, 2024, Dr. Howard Berman resigned as our Chief Executive Officer. On November 1, 2024, we entered into an employment agreement with Dr. Berman pursuant to which he serves as our Executive Chairman. For more information about the Berman Employment Agreement, see the section titled “Executive Compensation - Employment Agreements with our Named Executive Officers.”

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

Fee Category	2025	2024
Audit fees (1)	$416,850	$342,704
Audit related fees	-	-
Tax fees (2)	21,939	30,450
All other fees	-	-
Total	$438,789	$373,154

(1)

Consists of fees rendered in connection with the audit of our financial statements, review of registration statements, review of the interim financial statements and services normally provided in connection with regulatory filings. Included in the 2025 audit fees is an aggregate of approximately $65,100 fees billed in connection with the consents, diligence, and registration statements. Included in 2024 audit fees is an aggregate of approximately $29,000 fees billed in connection with the consents, diligence, and registration statements.

(2)	Consists of income tax compliance services.

Auditor Independence

In our fiscal year ended December 31, 2025, there were no other professional services provided by Weaver that would have required our Audit Committee to consider their compatibility with maintaining the independence of Weaver.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to Weaver for our fiscal year ended December 31, 2025 were pre-approved by our Board and/or Audit Committee.

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
4.7

Form of Financial Advisor Warrant issued in September 2025 Private Placement (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on October 27, 2025).

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

10.6†

Employment Agreement, dated November 1, 2024, between Coya Therapeutics, Inc. and Dr. Howard Berman (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 31, 2024).

10.7†

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

10.10	Convertible Note Placement Agent Warrant (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the SEC on November 18, 2022).
10.11†	Form of Stock Option Grant Notice and Option Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1/A filed with the SEC on December 13, 2022).
10.12	Form of Securities Purchase Agreement December 2023 Private Placement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2023).
10.13#

License and Supply Agreement by and between Coya Therapeutics, Inc. and Dr. Reddy's Laboratories Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023).

10.14#

Development and License Agreement by and among Coya Therapeutics, Inc., Dr. Reddy's Laboratories SA, and Dr. Reddy's Laboratories Ltd., dated December 5, 2023 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2024).

10.15

First Amendment to DRL Development Agreement, dated June 4, 2024, by and between Coya Therapeutics, Inc. and Dr. Reddy's Laboratories SA (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.16

Securities Purchase Agreement dated May 17, 2024, by and between Coya Therapeutics, Inc. and the Alzheimer's Drug Discovery Foundation (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 20, 2024).

10.17

Form of Securities Purchase Agreement, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 22, 2024).

10.18

Underwriting Agreement dated as of October 23, 2025 between the Company and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed with the SEC on October 27, 2025).

10.19

Form of Securities Purchase Agreement, by and among the Company and Purchasers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026).

19.1†	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2025).
23.1*	Consent of Weaver and Tidwell, LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2024).
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Coya Therapeutics, Inc.

Date: March 16, 2026	By:	/s/ Arun Swaminathan Ph.D.
Name: Arun Swaminathan Ph.D.
Title: Chief Executive Officer

Date: March 16, 2026	By:	/s/ David Snyder
Name: David Snyder
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arun Swaminathan Ph.D.	Chief Executive Officer and Director	March 16, 2026
Arun Swaminathan Ph.D.	(Principal Executive Officer)

/s/ David Snyder	Chief Financial Officer	March 16, 2026
David Snyder	(Principal Financial and Accounting Officer) Chief Operating Officer

/s/ Howard Berman	Director and Executive Chairman	March 16, 2026
Howard Berman

/s/ Ann Lee	Director	March 16, 2026
Ann Lee

/s/ Anabella Villalobos	Director	March 16, 2026
Anabella Villalobos

/s/ Dov Goldstein	Director	March 16, 2026
Dov Goldstein

/s/ Wilbur Ross	Director	March 16, 2026
Wilbur Ross

/s/ Dieter Weinand	Director	March 16, 2026
Dieter Weinand

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Coya Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Coya Therapeutics, Inc as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Coya Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Weaver & Tidwell L.L.P.

We have served as the Company's auditor since 2021.

New York, NY

March 16, 2026

COYA THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$46,822,786	$38,339,762
Prepaids and other current assets	3,116,232	5,968,666
Total current assets	49,939,018	44,308,428
Fixed assets, net	11,227	38,588
Total assets	$49,950,245	$44,347,016

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,061,122	$1,588,128
Accrued expenses	3,612,913	1,388,060
Deferred collaboration revenue	1,197,856	848,286
Total current liabilities	5,871,891	3,824,474
Deferred collaboration revenue	1,050,124	945,447
Total liabilities	6,922,015	4,769,921

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 20,934,456 and 16,707,441 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2,094	1,671
Additional paid-in capital	104,989,413	80,312,594
Accumulated deficit	(61,963,277)	(40,737,170)
Total stockholders' equity	43,028,230	39,577,095
Total liabilities and stockholders' equity	$49,950,245	$44,347,016

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Collaboration revenue	$7,945,753	$3,554,061
Operating expenses:
Research and development	16,734,549	11,865,654
In-process research and development	2,289,602	25,000
General and administrative	11,449,466	8,885,757
Depreciation	27,361	27,361
Total operating expenses	30,500,978	20,803,772
Loss from operations	(22,555,225)	(17,249,711)
Other income:
Other income	1,332,207	1,648,637
Pre-tax loss	(21,223,018)	(15,601,074)
Income tax (expense) benefit	(3,089)	720,287
Net loss	$(21,226,107)	$(14,880,787)

Share information:
Net loss per share of common stock, basic and diluted	$(1.27)	$(0.98)
Weighted-average shares of common stock outstanding, basic and diluted	16,730,274	15,238,919

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance as of December 31, 2023	14,405,325	$1,441	$61,501,801	$(11,250)	$(25,856,383)	$35,635,609
Proceeds from subscription receivable	-	-	-	11,250	-	11,250
Sale of common stock in May 2024 Private Placement, net of issuance costs of $0.1 million	603,136	60	4,943,608	-	-	4,943,668
Sale of common stock in October 2024 Private Placement, net of issuance costs of $0.9 million	1,379,314	138	9,060,575	-	-	9,060,713
Exercise of stock options	1,829	-	1,975	-	-	1,975
Exercise of warrants, net of share settlements	312,837	31	2,141,097	-	-	2,141,128
Stock-based compensation expense and vesting of restricted stock units	5,000	1	2,663,538	-	-	2,663,539
Net loss	-	-	-	-	(14,880,787)	(14,880,787)
Balance as of December 31, 2024	16,707,441	1,671	80,312,594	-	(40,737,170)	39,577,095
Sale of common stock in October 2025 Private Placement, net of issuance costs of $2.7 million	4,181,818	418	20,348,235	-	-	20,348,653
Exercise of stock options	35,114	4	38,270	-	-	38,274
Exercise of warrants, net of share settlements	83	-	-	-	-	-
Stock-based compensation expense and vesting of restricted stock units	10,000	1	4,290,314	-	-	4,290,315
Net loss	-	-	-	-	(21,226,107)	(21,226,107)
Balance as of December 31, 2025	20,934,456	$2,094	$104,989,413	$-	$(61,963,277)	$43,028,230

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,226,107)	$(14,880,787)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	27,361	27,361
Stock-based compensation, including the issuance of restricted stock	4,290,315	2,663,539
Acquired in-process research and development	2,289,602	25,000
Changes in operating assets and liabilities:
Collaboration receivable	-	7,500,000
Prepaids and other current assets	2,852,434	(4,899,109)
Accounts payable	(527,006)	477,450
Accrued expenses	1,099,853	(1,498,215)
Deferred collaboration revenue	454,247	295,939
Net cash used in operating activities	(10,739,301)	(10,288,822)
Cash flows from investing activities:
Purchase of in-process research and development assets	(1,164,602)	(25,000)
Net cash used in investing activities	(1,164,602)	(25,000)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	20,348,653	14,004,381
Payment of financing costs related to the 2023 Private Placement	-	(131,918)
Proceeds from subscription receivable	-	11,250
Proceeds from the exercise of stock options	38,274	1,975
Proceeds from the exercise of warrants	-	2,141,128
Net cash provided by financing activities	20,386,927	16,026,816
Net increase in cash and cash equivalents	8,483,024	5,712,994
Cash and cash equivalents as of beginning of the year	38,339,762	32,626,768
Cash and cash equivalents as of end of the year	$46,822,786	$38,339,762

Supplemental disclosures of non-cash financing activities:
In-process research and development costs in accrued expenses	$1,125,000	$-

The accompanying notes are an integral part of these financial statements.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Going Concern and Liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $62.0 million as of December 31, 2025. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company's cash and cash equivalents of $46.8 million as of December 31, 2025, together with the $11.1 million in gross proceeds from the January 2026 Offering (defined below), is expected to enable the Company to fund its operating expenses and capital expenditure requirements for at least one year after the financial statements are issued, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Significant areas that require management’s estimates include the grant date fair value of stock options (Note 8), the allocation of transaction price as it relates to the Company's DRL Development Agreement (Note 10), the expected costs to be incurred in the Company's R&D Services performance obligation, and accrued R&D expenses.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM:

	Years Ended December 31,
	2025	2024
Collaboration revenue	$7,945,753	$3,554,061
Less:
Research and development expenses (a):
Clinical product candidates	4,873,971	-
Preclinical product candidates	6,509,360	8,313,290
Sponsored research	908,928	556,265
Internal research and development expenses, including stock-based compensation	4,442,290	2,996,099
Total research and development expenses	16,734,549	11,865,654
General and administrative expenses:
Employee related costs	3,100,930	2,685,556
Stock-based compensation	2,802,173	1,588,667
Other general and administrative expenses (b)	5,546,363	4,611,534
Total general and administrative expenses	11,449,466	8,885,757
In-process research and development	2,289,602	25,000
Depreciation	27,361	27,361
Other income	(1,332,207)	(1,648,637)
Pre-tax loss	(21,223,018)	(15,601,074)
Income tax benefit	(3,089)	720,287
Net loss	$(21,226,107)	$(14,880,787)

(a) External research and development expenses include: fees paid to CROs, CMOs and research laboratories, process development, manufacturing and clinical development activities. Any internal research and development expenses associated with clinical product candidates are captioned as internal research and development expenses.

(b) Other general and administrative costs include professional fees, investor relation costs, taxes, licenses, and insurance.

Fair value of financial instruments

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Management believes that the carrying amounts of the Company’s cash equivalents, accounts payable, and accrued expenses approximate fair value due to the short-term nature of those instruments.

Collaboration Revenues

The Company’s revenues have been solely generated through the DRL Development Agreement (Note 10), which falls under the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808") as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is within the scope of ASC 808, the Company analogizes to ASC 606 for some aspects of this arrangement, including delivery of a good or service (i.e. unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations. The terms of the arrangement includes payments to the Company of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments and royalties on net sales of licensed products.

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

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as collaboration receivable in the Company’s balance sheet. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred collaboration revenue in the

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Company’s balance sheet. See Note 10 for a full discussion of the Company’s collaboration arrangement. The following table summarizes the changes in deferred revenue:

	Years Ended December 31,
	2025	2024
Beginning balance	$1,793,733	$1,497,794
Deferral of revenue	1,703,454	780,749
Recognition of unearned revenue	(1,249,207)	(484,810)
Ending balance	$2,247,980	$1,793,733

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

Financing costs

The Company capitalizes costs that are directly associated with in-process equity and debt financing until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. If a financing is abandoned, financing costs are expensed. During the years ended December 31, 2025 and 2024, financing costs were $2.7 million and $1.0 million, respectively.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Patent costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs were $0.7 million and $0.4 million, respectively, during the years ended December 31, 2025 and 2024, which are included in general and administrative expenses in the accompanying statements of operations.

Stock-based compensation

The Company measures share-based employee and nonemployee awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company accounts for forfeitures in the period in which they occur.

Estimating the fair value of share-based awards requires the input of subjective assumptions, including the expected life of the options and stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of share-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

The Company did not recognize any impairment of long‑lived assets for the years ended December 31, 2025 or 2024.

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	As of December 31,
	2025	2024
Common stock warrants	822,260	815,677
Stock options	2,971,238	2,228,658
	3,793,498	3,044,335

Amounts in the above table reflect the common stock equivalents.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 16, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company incorporated the improved income tax disclosures in the income taxes footnote (Note 9).

Recently issued but not yet adopted accounting pronouncements

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

December 31, 2025
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$46,822,786	$46,822,786

December 31, 2024
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$38,339,762	$38,339,762

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	As of December 31,
	2025	2024
Prepaid research and development	$2,315,225	$4,005,246
Prepaid insurance	738,157	805,469
Prepaid other	62,850	427,370
Income tax receivable	-	730,581
	$3,116,232	$5,968,666

5. Accrued expenses

Accrued expenses consist of:

	As of December 31,
	2025	2024
Accrued research and development	$1,461,705	$46,667
Accrued payroll	1,727,541	1,132,422
Accrued professional fees	380,528	208,971
Accrued other	43,139	-
	$3,612,913	$1,388,060

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

6. Commitments and contingencies, including license and sponsored research agreements

License Agreements

Dr. Reddy's License and Supply Agreement

In 2023, the Company entered into an exclusive DRL Agreement with DRL which allowed for the Company to in-license DRL’s abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). The Company has paid an aggregate of $1.2 million in milestone payments to DRL through December 31, 2025.

In 2023, the Company granted DRL an exclusive, royalty-bearing right and license to commercialize COYA 302 (Note 9). During the year ended December 31, 2025, the Company incurred $1.0 million in milestone payments to DRL as in-process research and development expense, in connection with the U.S. Food and Drug Administration's (the "FDA") acceptance of the Investigational New Drug ("IND") application for COYA 302 for the treatment of ALS (the "ALS IND Milestone"), the dosing of the first patient in the Company's ALSTARS trial evaluating COYA 302 for the treatment of ALS (the "Dosing Milestone"), and FDA acceptance of the IND application for COYA 302 for the treatment of frontotemporal dementia ("FTD") (the "FTD IND Milestone", together with the ALS IND Milestone, the "IND Milestones"). As of December 31, 2025, $0.2 million was included in accrued expenses in the accompanying balance sheets.

ARS Agreement

In 2022, the Company entered into a License Agreement (the “ARS License Agreement”) with ARScience Biotherapeutics, Inc. (“ARS”) pursuant to which ARS granted the Company an option, which was exercised in December 2022, to acquire an exclusive, royalty-bearing license for two patents, with the right to grant sublicenses through multiple tiers under these patents (the “ARS Option”).

The Company may owe tiered payments to ARS based on its achievement of certain developmental milestones. Under the ARS License Agreement, the Company will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. The Company will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined In the ARS License Agreement) the Company will pay an aggregate of $11.8 million in developmental milestone payments. The Company will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. The Company will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event the Company sublicenses its rights under the ARS License Agreement, the Company will owe royalties on sublicense income within the range of 10% to 20%. During the year ended December 31, 2025, the Company incurred $1.1 million in milestone payments to ARS as in-process research and development expense, in connection with Company's IND Milestones and Dosing Milestone. As of December 31, 2025, $0.7 million was included in accrued expenses in the accompanying balance sheets.

Houston Methodist Agreements

In 2022, the Company entered into an Amended and Restated Patent Know How and License Agreement (the “Methodist License Agreement”), with The Methodist Hospital (“Methodist”) to make, sell and sublicense products and services using the intellectual property and know-how of Methodist. As part of the Methodist License Agreement, the Company will pay Methodist a four-figure license maintenance fee annually until the first sale of licensed product occurs. The term of the Methodist License Agreement is effective until no intellectual property patent rights remain, unless terminated sooner by (1) bankruptcy or insolvency, (2) the failure by

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

the Company to monetize the intellectual property within five years of the date of the agreement (further discussed below), (3) due to breach of contract, or (4) at our election for any or no reason.

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the years ended December 31, 2025 and 2024. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to high-single digit to low-double digit percentages of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Effective January 1, 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually.

The Methodist License Agreement provides that in the event the Company sublicense products and services covered by the Methodist License Agreement, then royalties owed to Houston Methodist would be computed as a percentage of payments received by the Company from the sublicensee. In addition, the termination provisions provide that Houston Methodist may terminate the Methodist License Agreement, among other things, in the event that after five years the Company is not “Actively Attempting to Develop or Commercialize,” as such term is defined in the Methodist License Agreement. During the year ended December 31, 2025, the Company incurred $0.1 million in milestone payments to Methodist as in-process research and development expense, in connection with Company's FTD IND Milestone and Dosing Milestone. As of December 31, 2025, $0.1 million was included in accrued expenses in the accompanying balance sheets.

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company and HMRI have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. In June 2025, the SRA was amended to increase the total funding from $1.2 million to $1.4 million and to extend the term through December 31, 2025. As of December 31, 2025, the Company funded the commitment and the SRA expired. During the years ended December 31, 2025 and 2024, the Company incurred $1.0 million and $0.5 million, respectively, in research and development expenses related to the SRA. On January 1, 2026, the Company entered into another SRA with HMRI in which the Company agreed to fund research through the earlier of completion of the research or 12 months. The maximum funding commitment is $0.6 million.

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

7. Stockholders’ equity

Securities purchase agreements

On October 23, 2025, the Company entered into an Underwriting Agreement with Lucid Capital Markets, LLC (the “Underwriter”) relating to an underwritten public offering (the “October 2025 Offering”) of 4,181,818 shares of common stock, par value $0.0001 per share, for net proceeds of $20.3 million, after deducting placement agent commissions and other offering costs. In

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

addition, the Company issued its strategic advisor warrants to purchase 100,000 shares of common stock with an exercise price of $5.50 and an expiration date of October 2030.

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

On May 17, 2024, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with the Alzheimer's Drug Discovery Foundation (the "ADDF") for the issuance and sale in a private placement of 603,136 shares of the Company's common stock at a purchase price of $8.29 per share for net proceeds of $4.9 million.

Common Stock Warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. During the year ended December 31, 2025, 1,233 warrants were net share settled, resulting in the issuance of 83 shares of common stock.

Warrants outstanding and warrant activity (reflects the number of common shares as if the warrants were converted to common stock) for the year ended December 31, 2025 is as follows:

Warrant Type	Exercise Price Per Share	Expiration Date	Balance December 31, 2024	Warrants Granted	Warrants Exercised	Warrants Forfeited	Warrants Expired	Balance December 31, 2025
Common stock warrants issued to underwriters as compensation for IPO	$6.25	December 2026	131,703	-	-	-	-	131,703
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	$6.00	January 2028	182,407	-	(83)	(1,150)	-	181,174
Common stock warrants issued in connection with the Series A convertible preferred stock issued in 2020	$9.15	December 2025	92,184	-	-	-	(92,184)	-
Common stock warrants issued as compensation for the 2023 Private Placement	$7.58	December 2027	259,383	-	-	-	-	259,383
Common stock warrants issued as compensation for the October 2024 Private Placement	$7.00	November 2029	150,000	-	-	-	-	150,000
Common stock warrants issued as compensation for the October 2025 Offering	$5.50	October 2030	-	100,000	-	-	-	100,000
			815,677					822,260

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights,

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors, which resulted in an increase of 668,297 shares authorized to be issued under the 2021 Plan. As of December 31, 2025, 3,239,368 shares of the Company’s common stock were authorized to be issued, of which 145,221 shares were available for future issuance.

The amount, terms of grants, and exercisability provisions are determined and set by the Company's Board of Directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company has recorded stock-based compensation related to its options and common stock issued outside the 2021 Plan in the accompanying statements of operations as follows:

	Years Ended December 31,
	2025	2024
General and administrative	$2,802,174	$1,588,667
Research and development	1,488,141	1,074,872
	$4,290,315	$2,663,539

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the year ended December 31, 2025:

			Weighted
		Weighted Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2025	2,228,658	$5.08	8.4
Granted	924,196	$6.04
Exercised	(35,114)	$1.08		$166,440
Forfeited	(146,502)	$4.80
Outstanding at December 31, 2025	2,971,238	$5.44	8.0	$2,537,068
Exercisable at December 31, 2025	1,878,719	$4.95	7.6	$2,370,662
Vested and expected to vest at December 31, 2025	2,971,238	$5.44	8.0	$2,537,068

As of December 31, 2025, the unrecognized compensation cost was $5.1 million, and will be recognized over an estimated weighted-average amortization period of 1.5 years.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the years ended December 31, 2025 and 2024 was determined using the methods and assumptions discussed below.

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

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

•
The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term.
•
The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.

The grant date fair value of each option grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024
Risk-free interest rate	4.4%	4.2%
Expected term (years)	5.7	5.7
Expected volatility	96.99%	106.32%
Expected dividend yield	0.0%	0.0%

Common stock issued outside the 2021 Plan

During the years ended December 31, 2025 and 2024, the Company’s Board of Directors approved the issuance of 10,000 and 5,000, respectively, shares of common stock to external consultants in exchange for professional services rendered, which immediately vested upon grant. After vesting, shares of common stock were immediately issued. The shares of common stock are not registered with the Securities Exchange Commission (“SEC”) and, as a result, are considered a restricted share. The fair value of common stock issued outside of the 2021 Plan is equal to the fair market value price of the Company's common stock on the date of grant. The weighted average fair value for the common stock issued during the years ended December 31, 2025 and 2024 were $6.02 and $8.02, respectively. The stock-based compensation expense was immaterial for the years ended December 31, 2025 and 2024.

9. Income taxes

During the years ended years ended December 31, 2025 and 2024, the Company recorded a provision for income tax expense (benefit) of $3,089 and $0.7 million, respectively. The Company's loss before income taxes in the United States ("U.S.") for the years ended December 31, 2025 and 2024 was $21.2 million and $15.6 million, respectively. The Company has no foreign operations.

The Company adopted ASU 2023-09 in the 2025 reporting period. A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 is as follows (in millions, except for percentages):

	As of December 31,
	2025		2024
U.S. Statutory Tax Rate	$(4,456,834)	21.00%	$(3,276,226)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	36,708	(0.17)	(18,533)	0.12
Tax Credits
Research and development credits	(1,411,861)	6.65	(459,249)	2.94
Change in Valuation Allowances	5,184,024	(24.43)	2,503,957	(16.05)
Nontaxable or Nondeductible Items	103,368	(0.49)	100,882	(0.65)
Other Adjustments
Provision True-up	7,607	(0.04)	214,707	(1.37)
Deferred Only Adjustment	540,852	(2.55)	213,818	(1.35)
Other	(775)	-	357	-
Actual income tax expense (benefit) effective tax rate	$3,089	(0.03)%	$(720,287)	4.64%

Income tax expense for the years ended December 31, 2025 and 2024 consists of the following:

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

	As of December 31,
	2025	2024
U.S. federal
Current	$-	$(718,582)
Deferred	-	-
Total U.S. federal	-	(718,582)
State and local
Current	3,089	(1,705)
Deferred	-	-
Total State and local	3,089	(1,705)
Income tax expense (benefit)	$3,089	$(720,287)

The following table presents income taxes paid (net of refunds received) during the years ended December 31, 2025 by jurisdiction:

	Years Ended December 31,
	2025	2024
U.S. federal	$(725,000)	$725,000
Florida	(7,813)	7,813
Texas	2,232	1,332
	$(730,581)	$734,145

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which differences are expected to reverse.

Significant components of the Company's deferred tax assets consisted of the following:

	As of December 31,
Deferred tax assets	2025	2024
Startup costs	$1,538,037	$1,673,301
Section 174 capitalization	2,578,643	3,641,638
Share-based compensation	645,393	462,487
Net operating losses	5,976,009	1,351,896
Accrued expenses and other	363,520	222,198
Capitalized license fees	38,588	41,981
Credit carryforwards	1,901,146	489,284
Deferred revenue	271,294	250,363
Fixed assets	469	(4,074)
Valuation allowance	(13,313,099)	(8,129,074)
Deferred tax assets, net of valuation allowance	$-	$-

As of December 31, 2025 and 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $28.5 million and $6.4 million, respectively. Net operating losses are available to offset future federal taxable income. Generally, net operating losses generated after 2017 may be carried forward indefinitely but limited to 80% of federal taxable income each year. As of December 31, 2025, the Company has federal and Texas research and development credit of approximately $1.9 million and $21,524, respectively. The Texas research and development credit will begin to expire in 2041 and the federal will begin to expire in 2043.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no interest or penalties related to uncertain tax positions. The Company’s tax years from December 31, 2022, through the present are subject to examination by federal and state taxing authorities. To the extent utilized in future years’ tax returns, net operating loss carryforwards as of December 31, 2025 will remain subject to examination until utilized. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination as of December 31, 2025.

10. DRL Development Agreement

In 2023, the Company entered into a Development and License Agreement (the “DRL Development Agreement”) with DRL and its affiliate, Dr. Reddy's Laboratories SA (collectively, "Dr. Reddy's") , pursuant to which, among other things, the Company granted to Dr. Reddy's an exclusive, royalty-bearing right and license (the "License") to commercialize COYA 302, a proprietary co-pack kit containing low dose IL-2 and CTLA4-Ig, (“COYA 302” or the “Product”) solely for use in patients with amyotrophic lateral sclerosis (“ALS" or the “Field”) in the United States, Canada, the European Union and the United Kingdom (collectively, the “New Territories”). The Company previously granted DRL an exclusive license to obtain regulatory approval and commercialize the Product for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the DRL Agreement entered between the Company and DRL, effective as of April 1, 2023 (Note 6). As part of the DRL Development Agreement, the Company is responsible for certain development activities to advance the Product through clinical development ("R&D Services").

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

Pursuant to the DRL Development Agreement, the Company received an up-front, nonrefundable payment of $7.5 million in January 2024. Additionally, in August and December 2025, the Company received an aggregate of $8.4 million as a result of the ALS IND Milestone and the Dosing Milestone. The DRL Development Agreement also calls for up to an aggregate of approximately $40.0 million in development milestones and up to an aggregate of approximately $677.3 million in sales milestones, related to the New Territories, should all such development and sales milestones be achieved. The Company will also be owed royalties by Dr. Reddy's on Net Sales (as defined in the DRL Development Agreement) of the Product in the low to mid-teens. Pursuant to the First Amendment, as discussed above, the first $6.0 million of royalty payments will not be owed to the Company.

Both parties shall discuss in good faith and agree in writing on the terms of a commercial supply agreement for the purpose of supply of COYA 302 to Dr. Reddy’s. No such agreement has been entered into at the time of the filing of this Annual Report on Form 10-K.

COYA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

In accordance with the guidance, the Company identified the following commitments under the arrangement: 1) the License and 2) the R&D Services. The Company determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue as the Company fulfills these performance obligations. The Company included the $7.5 million upfront payment in the transaction price as of the outset of the arrangement and allocated that transaction price to the two performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the R&D Services was estimated using the expected cost-plus margin approach. In connection with the First Amendment, ALS IND Milestone, and Dosing Milestone the transaction price was increased by the $3.9 million, $4.2 million, and $4.2 million respectively, payments received, which did not add any additional performance obligations. As such, the Company allocated the increase in transaction price to the License and R&D Services performance obligation in the same manner as was performed at contract inception using the estimated standalone selling price. The Company recognized the License portion of the transaction price upon delivery of the License in December 2023, then again in June 2024, August 2025, and in December 2025 as a cumulative catch-up adjustments in connection with the First Amendment, ALS IND Milestone and Dosing Milestone, respectively. The Company will continue to recognize the remaining transaction price of $4.0 million allocated to the R&D Services over the period of performance, using an inputs approach.

During the year ended December 31, 2025, the Company recognized $0.5 million of collaboration revenue associated with the performance of R&D Services which was included in deferred revenue as of December 31, 2024. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties are recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied).

As of December 31, 2025, $2.2 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, related to R&D Services yet to be provided, of which $1.2 million is estimated to be recognized within one year. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. R&D Services and License revenue were $1.2 million and $6.7 million, respectively, during the year ended December 31, 2025. R&D Services and License revenue were $0.5 million and $3.1 million, respectively, during the year ended December 31, 2024.

11. Subsequent events

The Company has evaluated subsequent events from the balance sheet date through March 16, 2026, the date at which the financial statements were issued and has determined that there are no such events to report outside of the below:

On January 29, 2026, the Company entered into a securities purchase agreement with certain accredited investors for the private placement sale of 2,522,727 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $4.40 per share (the “January 2026 Offering”). The January 2026 Offering closed on January 30, 2026 and gross proceeds to the Company were approximately $11.1 million, before deducting offering expenses payable by the Company. No broker, placement agent or investment banker was engaged in the transaction.