Form 10-Q
period 2026-03-31
Coya Therapeutics, Inc.
filed 2026-05-12
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s common stock outstanding as of May 8, 2026 was 23,457,183.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$50,724,643	$46,822,786
Prepaids and other current assets	2,538,036	3,116,232
Total current assets	53,262,679	49,939,018
Fixed assets, net	8,420	11,227
Total assets	$53,271,099	$49,950,245

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$948,192	$1,061,122
Accrued expenses	1,355,714	3,612,913
Deferred collaboration revenue	1,242,635	1,197,856
Total current liabilities	3,546,541	5,871,891
Deferred collaboration revenue	754,198	1,050,124
Total liabilities	4,300,739	6,922,015

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of March 31, 2026 or December 31, 2025	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 23,457,183 and 20,934,456 shares issued and outstanding as of March 31, 2026 or December 31, 2025, respectively	2,346	2,094
Additional paid-in capital	118,138,281	104,989,413
Accumulated deficit	(69,170,267)	(61,963,277)
Total stockholders' equity	48,970,360	43,028,230
Total liabilities and stockholders' equity	$53,271,099	$49,950,245

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$251,147	$257,884
Operating expenses:
Research and development	4,096,580	5,214,076
In-process research and development	10,000	-
General and administrative	3,781,977	2,713,890
Depreciation	2,807	6,840
Total operating expenses	7,891,364	7,934,806
Loss from operations	(7,640,217)	(7,676,922)
Other income:
Other income	433,227	370,165
Pre-tax loss	(7,206,990)	(7,306,757)
Income tax expense	-	-
Net loss	$(7,206,990)	$(7,306,757)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.44)
Weighted-average shares of common stock outstanding, basic and diluted	22,644,304	16,720,511

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	20,934,456	$2,094	$104,989,413	$(61,963,277)	$43,028,230
Sale of common stock in January 2026 Private Placement, net of issuance costs of $0.1 million	2,522,727	252	10,953,352	-	10,953,604
Stock-based compensation expense	-	-	2,195,516	-	2,195,516
Net loss	-	-	-	(7,206,990)	(7,206,990)
Balance as of March 31, 2026	23,457,183	$2,346	$118,138,281	$(69,170,267)	$48,970,360

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	16,707,441	$1,671	$80,312,594	$(40,737,170)	$39,577,095
Stock-based compensation expense	-	-	1,080,082	-	1,080,082
Exercise of stock options	17,557	2	19,135	-	19,137
Net loss	-	-	-	(7,306,757)	(7,306,757)
Balance as of March 31, 2025	16,724,998	$1,673	$81,411,811	$(48,043,927)	$33,369,557

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,206,990)	$(7,306,757)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,807	6,840
Stock-based compensation, including the issuance of restricted stock	2,195,516	1,080,082
Acquired in-process research and development assets	10,000	-
Changes in operating assets and liabilities:
Collaboration receivable	-	-
Prepaids and other current assets	578,196	3,126,042
Accounts payable	(154,713)	101,879
Accrued expenses	(1,382,199)	421,523
Deferred collaboration revenue	(251,147)	(257,884)
Net cash used in operating activities	(6,208,530)	(2,828,275)
Cash flows from investing activities:
Purchase of in-process research and development assets	(885,000)	-
Net cash used in investing activities	(885,000)	-
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	10,995,387	-
Proceeds from the exercise of stock options	-	19,137
Net cash provided by financing activities	10,995,387	19,137
Net increase (decrease) in cash and cash equivalents	3,901,857	(2,809,138)
Cash and cash equivalents as of beginning of the period	46,822,786	38,339,762
Cash and cash equivalents as of end of the period	$50,724,643	$35,530,624

Supplemental disclosures of non-cash investing and financing activities:
Financing costs related to the sale of common stock in accounts payable	$41,783	$-
In-process research and development costs in accrued expenses	$250,000	$-

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $69.2 million as of March 31, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company's cash and cash equivalents of $50.7 million as of March 31, 2026 is expected to enable the Company to fund its operating expenses and capital expenditure requirements for at least one year after the financial statements are issued, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

In the opinion of management, the accompanying condensed unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of March 31, 2026, and its statements of operations, stockholders’ equity, and its cash flows for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 found in the Annual Report on Form 10-K.

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

The CODM uses cash burn analysis in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025 (unaudited):

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$251,147	$257,884
Less:
Research and development expenses (a):
Clinical product candidates	2,801,890	-
Preclinical product candidates	-	4,022,376
Sponsored research	96,250	202,410
Internal research and development expenses, including stock-based compensation	1,198,440	989,290
Total research and development expenses	4,096,580	5,214,076
General and administrative expenses:
Employee related costs	731,673	684,083
Stock-based compensation	1,759,868	695,393
Other general and administrative expenses (b)	1,290,436	1,334,414
Total general and administrative expenses	3,781,977	2,713,890
In-process research and development	10,000	-
Depreciation	2,807	6,840
Other income	(433,227)	(370,165)
Net loss	$(7,206,990)	$(7,306,757)

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

	(unaudited)
	March 31,	December 31,
	2026	2025
Beginning balance	$2,247,980	$1,793,733
Deferral of revenue	-	1,703,454
Recognition of unearned revenue	(251,147)	(1,249,207)
Ending balance	$1,996,833	$2,247,980

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	(unaudited)
	As of March 31,
	2026	2025
Common stock warrants	822,260	815,677
Stock options	3,858,666	3,060,030
	4,680,926	3,875,707

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

(unaudited) March 31, 2026
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$50,724,643	$50,724,643

December 31, 2025
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$46,822,786	$46,822,786

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	March 31,	December 31,
	2026	2025
Prepaid research and development	$1,753,653	$2,315,225
Prepaid insurance	609,556	738,157
Prepaid other	174,827	62,850
	$2,538,036	$3,116,232

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	March 31,	December 31,
	2026	2025
Accrued research and development	$708,736	$1,461,705
Accrued payroll	352,347	1,727,541
Accrued professional fees	294,631	380,528
Accrued other	-	43,139
	$1,355,714	$3,612,913

6. Commitments and contingencies, including license and sponsored research agreements

License agreements

Dr. Reddy's License and Supply Agreement

In 2023, the Company entered into an exclusive DRL Agreement with DRL which allowed for the Company to in-license DRL’s abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). As of March 31, 2026, the Company owed $0.3 million in milestone payments to DRL in connection with the FDA's approval of our IND of COYA 302 in patients with FTD, which was included in accrued expenses in the accompanying balance sheets.

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three months ended March 31, 2026 and 2025. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to 1% to 10% of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Effective January 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually. Commercialization has not occurred as of March 31, 2026.

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

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company and HMRI have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. In January 2026, the Company entered into another SRA with HMRI in which the Company agreed to fund research through the earlier of completion of the research or 12 months. The maximum funding commitment is $0.6 million. During the three months ended March 31, 2026 and 2025, the Company incurred $0.1 million and $0.2 million, respectively, in research and development expenses related to the SRA.

Employment contracts

The Company has entered into employment contracts with its officers and certain employees that provide for severance and continuation of benefits in the event of termination of employment either by the Company without cause or by the employee for good reason, both as defined in the agreements. In addition, in the event of termination of employment following a change in control, as defined in each agreement, either by the Company without cause or by the employee for good reason, any unvested portion of the employee’s initial stock option grant becomes immediately vested

Litigation

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

Common stock warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. No warrants were granted during the three months ended March 31, 2026.

As of March 31, 2026, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Exercise price per share	Expiration date	Balance December 31, 2025	Balance March 31, 2026
Common stock warrants issued to underwriters as compensation for IPO	$6.25	December 2026	131,703	131,703
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	$6.00	January 2028	181,174	181,174
Common stock warrants issued as compensation for the 2023 Private Placement	$7.58	December 2027	259,383	259,383
Common stock warrants issued as compensation for the October 2024 Private Placement	$7.00	November 2029	150,000	150,000
Common stock warrants issued as compensation for the October 2025 Offering	$5.50	October 2030	100,000	100,000
			822,260	822,260

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors, which resulted in an increase of 837,378 shares authorized to be issued under the 2021 Plan. As of March 31, 2026, 4,076,746 shares of the Company’s common stock were authorized to be issued under the 2021 Plan, of which 95,171 shares were available for future issuance.

The amount, terms of grants, and exercisability provisions are determined and set by the Company's Board of Directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company has recorded stock-based compensation related to its options in the unaudited accompanying statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
General and administrative	$1,759,868	$695,393
Research and development	435,648	384,689
	$2,195,516	$1,080,082

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2026	2,971,238	$5.44	8.0
Granted	887,428	$4.79
Outstanding at March 31, 2026	3,858,666	$5.29	8.2	$604,495
Exercisable at March 31, 2026	2,179,173	$5.03	7.5	$603,001
Vested and expected to vest at March 31, 2026	3,858,666	$5.29	8.2	$604,495

As of March 31, 2026, the unrecognized compensation cost was $7.3 million, and will be recognized over an estimated weighted-average amortization period of 1.9 years. On March 29, 2026, in connection with the resignation of the Company's former Executive Chairman effective April 1, 2026, the Company modified the resigning officer's outstanding stock options to extend the post-termination exercise period for vested options to two years and to provide for continued vesting of unvested options for twelve months following termination. The Company recognized total incremental stock-based compensation expense of approximately $1.0 million during the three months ended March 31, 2026 as a result of the modification.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended March 31, 2026 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the three months ended March 31, 2026 and 2025 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.9%	4.5%
Expected term (years)	5.76	5.75
Expected volatility	100.38%	96.82%
Expected dividend yield	0.0%	0.0%

9. DRL Development Agreement

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

Both parties shall discuss in good faith and agree in writing on the terms of a commercial supply agreement for the purpose of supply of COYA 302 to Dr. Reddy’s. No such agreement has been entered into as of March 31, 2026.

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

During the three months ended March 31, 2026, the Company recognized $0.3 million of collaboration revenue associated with the performance of R&D Services which was included in deferred revenue as of December 31, 2025. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties are recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied).

As of March 31, 2026, $2.0 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, related to R&D Services yet to be provided, of which $1.2 million is estimated to be recognized within one year. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. R&D Services revenue was $0.3 million during the three months ended March 31, 2026 and 2025.

10. Subsequent events

The Company has evaluated subsequent events through May 12, 2026, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report outside of the below:

On May 11, 2026, the U.S. Food and Drug Administration granted Fast Track Designation to COYA 302 for the treatment of Amyotrophic Lateral Sclerosis (ALS).

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

We have funded our operations primarily through the private and public sale of our securities. Our net losses were $7.2 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $69.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Intellectual Property and Protection

As of May 1, 2026, our patent estate derived from our relationship with The Houston Methodist Hospital includes one U.S. provisional patent application, seven U.S. non-provisional patent applications, 43 foreign patent applications, and three pending Patent Cooperation Treaty (“PCT”) applications, each co-owned with or in-licensed from The Houston Methodist Hospital. These patent applications are directed to our Treg and exosome compositions and methods of use, methods of Treg and exosome manufacture, and methods of in vivo Treg expansion via combination therapies, among other things. If any patents issue from or claim priority to these patent applications, the patents are expected to expire in 2040, 2042 and 2044-2046 without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. All of our pending Houston Methodist Hospital patent applications have composition and method claims, with the exception of a biomarker patent application, which has only method claims.

In addition, our patent estate derived from our relationship with ARScience Biotherapeutics, Inc. (described below) includes three pending U.S. non-provisional patent applications, one issued U.S. patent, nine pending foreign patent applications and two issued foreign patents. The issued U.S. patent is expected to expire in 2042, the issued foreign patents are expected to expire in 2039, and any other patents that may issue from or claim priority to one or more of these patents or patent applications, if granted, are expected to expire between 2039 and 2041, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The ARScience Biotherapeutics, Inc. patents have composition, method, and/or utility claims.

In addition, our patent estate derived from our relationship with Dr Reddy’s Laboratories includes two pending U.S. non-provisional patent applications, one issued U.S. patent, 15 pending foreign patent applications and five issued foreign patents. The issued U.S. patent is expected to expire in 2042, the issued foreign patents are expected to expire in 2039, and any other patents that may issue from or claim priority to one or more of these patents or patent applications, if granted, are expected to expire in 2039, 2041, or 2042, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Dr. Reddy’s patents and patent applications have composition, method and/or utility claims.

In addition, our patent estate derived from our relationship with the University of Nebraska includes two pending non-provisional U.S. patent applications and one pending foreign patent application. If any patents issue from or claim priority to these patent applications, the patents are expected to expire in 2043 and 2044, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The University of Nebraska patent applications have composition and/or method claims.

Finally, our patent estate derived from our relationship with Carnegie Mellon includes two pending U.S. non-provisional patent applications. If any patents issue from or claim priority to these patent applications, the patents would be expected to expire in 2040 and 2044, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Carnegie Mellon patent applications have composition and/or method claims.

Financings

In January of 2026, we entered into a Securities Purchase Agreement with certain accredited investors for the issuance and sale in a private placement of 2,522,727 shares of our common stock, or the January 2026 Offering. The January 2026 Offering closed on January 30, 2026 and each share was offered and sold at an offering price of $4.40 per share. Gross proceeds from the private placement were approximately $11.1 million, before deducting offering costs payable by us.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
Collaboration revenue	$251,147	$257,884	$(6,737)
Operating expenses:
Research and development	4,096,580	5,214,076	(1,117,496)
In-process research and development	10,000	-	10,000
General and administrative	3,781,977	2,713,890	1,068,087
Depreciation	2,807	6,840	(4,033)
Total operating expenses	7,891,364	7,934,806	(43,442)
Loss from operations	(7,640,217)	(7,676,922)	36,705
Other income:
Other income	433,227	370,165	63,062
Net loss	$(7,206,990)	$(7,306,757)	$99,767

Collaboration Revenue

Collaboration revenue was $0.3 million for the three months ended March 31, 2026 and 2025 related to R&D Services revenue.

Research and Development Expenses

Research and development expenses decreased by $1.1 million from $5.2 million for the three months ended March 31, 2025 to $4.1 million for the three months ended March 31, 2026. The decrease was primarily due to a $1.2 million decrease in external preclinical and clinical product candidates, reflecting the timing of preclinical activities undertaken in early 2025 to support our IND applications for COYA 302 in ALS. The decrease was further driven by a $0.1 million decrease in sponsored research expense, partially offset by a $0.2 million increase in internal research and development expenses. For our clinical product candidate (COYA 302), we track our external research and development expenses on a candidate-by-candidate basis. Coincident with FDA's approval of our IND of COYA 302 in patients with ALS and FTD, we characterized expenses related to COYA 302 for ALS and FTD as clinical product candidate expenses. Prior to IND approval, all expenses associated with COYA 302 for ALS and FTD were included among the preclinical product candidate expenses captioned as COYA 300 Series. For our preclinical product candidates, we track our external research and development expenses by Series. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial.

We do not further classify or evaluate our internal research and development expenses by product candidate or by Series as these expenses primarily relate to compensation, materials and supplies, and other costs which are deployed across multiple therapeutic modalities, multiple product candidates, and multiple therapeutic areas under development.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended March 31,
	2026	2025
Internal costs:
Clinical product candidates:
COYA 302 − ALS	$2,732,348	$-
COYA 302 − FTD	69,542	-
Preclinical product candidates:
COYA 300 Series	-	4,022,376
Sponsored research	96,250	202,410
Internal costs:
Internal research and development expenses, including stock-based compensation	1,198,440	989,290
Total	$4,096,580	$5,214,076

General and Administrative Expenses

General and administrative expenses increased by $1.1 million from $2.7 million for the three months ended March 31, 2025 compared to $3.8 million for the three months ended March 31, 2026. The increase was primarily due to an $1.1 million increase in employee compensation, which included a non-cash charge of $1.0 million related to the modification of stock options held by the our former Executive Chairman in connection with his resignation.

Other Income

Other income increased by $0.1 million from the three months ended March 31, 2025 compared to the three months ended March 31, 2026. The increase was primarily due to an increase in interest income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses from our operations through March 31, 2026. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through March 31, 2026, we have funded our operations through the public and private sale of our equity securities, and payments from Dr. Reddy's in accordance with the DRL Development Agreement. As of March 31, 2026, we had $50.7 million in cash and cash equivalents and had an accumulated deficit of $69.2 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(6,208,530)	$(2,828,275)
Cash used in investing activities	(885,000)	-
Cash provided by financing activities	10,995,387	19,137
Net increase (decrease) in cash and cash equivalents	$3,901,857	$(2,809,138)

Operating Activities

During the three months ended March 31, 2026, we used $6.2 million of cash in operating activities. Cash used in operating activities reflected our net loss of $7.2 million, a $1.2 million change in operating assets and liabilities, partially offset by noncash charges of $2.2 million primarily related to stock-based compensation..

During the three months ended March 31, 2025, we used $2.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $7.3 million, partially offset by a $3.4 million change in operating assets and liabilities and noncash charges of $1.1 million primarily related to stock-based compensation.

Investing Activities

During the three months ended March 31, 2026, we paid $0.9 million in in-process research and development assets, which we incurred in 2025.

We had no investing activities during the three months ended March 31, 2025.

Financing Activities

During the three months ended March 31, 2026, financing activities provided $11.0 million of cash from the net proceeds from the issuance of common stock in the January Offering.

During the three months ended March 31, 2025, financing activities were immaterial.

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

In addition to the equity issuance and reimbursement of patent related expenses, we agreed to make contingent milestone payments to Methodist on a Licensed Product-by-Licensed Product or Licensed Service-by-Licensed Service basis upon the achievement of certain development, approval and sales milestones (i) related to the treatment of ALS totaling up to $0.3 million in the aggregate, and (ii) related to the treatment of each other indication (that is not ALS) totaling between $0.2 million and up to $0.4 million in the aggregate per indication. We are also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, royalties (subject to customary reductions) equal to 1% to 10% of annual worldwide net sales of such licensed product during a defined royalty term. The applicable royalty percentage increases as Licensed Products are used to treat from one to more than three indications and if a given Licensed Product utilizes only T-reg cell therapy or is a combination of both T-reg cell therapy and exosomes. Therefore, the lowest tier is paid when there is only a single indication being addressed with a single product. The highest tier is paid only on combination products where there are three or more indications being served. We are also required to pay a low single digit percentage for certain licensed services. We are required to pay royalties at between 10%-20% of sublicense revenue. Effective as of January 2025, the minimum amount which will be owed by us once commercialization occurs is $0.1 million annually.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we entered into an SRA with HMRI in which the Company agreed to fund approximately $0.5 million through May 2024. Along with HMRI, we have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. In January 2026, we entered into another SRA with HMRI in which we agreed to fund research through the earlier of completion of the research or 12 months. The maximum funding commitment is $0.6 million. During the three months ended March 31, 2026 and 2025, we incurred $0.1 million and $0.2 million, respectively, in research and development expenses related to the SRA.

ARScience License Agreement

In 2022, we entered into the ARS License Agreement with ARS pursuant to which ARS granted us an option, which was exercised in December 2022, to acquire an exclusive, royalty-bearing license for two patents, with the right to grant sublicenses through multiple tiers under the ARS Option.

We may owe tiered payments to ARS based on its achievement of certain developmental milestones. Under the ARS License Agreement, the Company will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. We will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined In the ARS License Agreement) we will pay an aggregate of $11.8 million in developmental milestone payments. We will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. We will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event we sublicenses its rights under the ARS License Agreement, we will owe royalties on sublicense income within the range of 10% to 20%.

Dr. Reddy's License and Supply Agreement

In 2023, we entered into an exclusive DRL Agreement with DRL which allowed us to in-license DRL’s abatacept biosimilar for use in the development of COYA 302. COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of COYA 301 to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license we have paid a non-refundable upfront fee of $0.4 million. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). As of March 31, 2026, we owed DRL $0.3 million in milestone payments in connection with the FDA's approval of our IND of COYA 302 in patients with FTD.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or SEC, on March 16, 2026, except as follows. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The term of the Methodist License Agreement extends until expiration of the last of the patent rights licensed to us by the Licensor, which is currently expected to occur in approximately 2046. The Licensor may terminate the Methodist License Agreement or convert it into a non-exclusive license upon the occurrence or non-occurrence of certain events subject to the terms and conditions therein, such as (i) not “Actively Attempting to Develop or Commercialize” (as defined in the Methodist License Agreement) for a continuous period of 6 months anytime beginning October 2, 2025, (ii) breach of obligation to make timely payments or reports by us, (iii) an uncured material breach by us, (iv) the cessation of our business or our insolvency, liquidation or receivership. If the Licensor terminates or narrows the Methodist License Agreement, we could lose the use of intellectual property rights that may be material or necessary to the development or production of our product candidates, which could impede or prevent our successful commercialization of such product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

As of the date of this Quarterly Report on Form 10-Q, our patent estate derived from our relationship with The Houston Methodist Hospital included one pending U.S. provisional patent application, seven pending U.S. non-provisional patent applications, 43 pending foreign patent applications, and three pending Patent Cooperation Treaty (“PCT”) applications, each co-owned with or in-licensed from The Houston Methodist Hospital. To date, no patents have been issued. If any patents issue from or claim priority to these patent applications, the patents are expected to expire in 2040, 2042 and 2044-2046 without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. These patent applications are directed to our Treg and exosome compositions and methods of use, methods of Treg and exosome manufacture, and methods of in vivo Treg expansion via combination therapies, among other things. We have filed intellectual property claims on the contents of the exosomes, namely the micro RNAs that are reproducibly represented from batch to batch. Many of these micro RNAs confer anti-inflammatory functionality as a mechanism of action and may explain the exosomes immunomodulatory function. The exosome field is an emerging and new area at present and understanding the functional aspects of the exosomes is an important but evolving regulatory aspect. We have filed intellectual property claims for compositions of matter that teach the reproducible micro RNA contents. All of our Houston Methodist Hospital patent applications have composition and method claims, with the exception of a biomarker patent application, which has only method claims.

In addition, our patent estate derived from our relationship with ARScience Biotherapeutics, Inc. (described below) includes three pending U.S. non-provisional patent applications one issued U.S. patent, nine pending foreign patent applications and two issued foreign patents. The issued U.S. patent is expected to expire in 2042, the issued foreign patents are expected to expire in 2039, and if any other patents issue from or claim priority to one or more of these patents or patent applications, the patents are expected to expire between 2039 and 2041, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The ARScience Biotherapeutics, Inc. patents and patent applications have composition, method, and/or utility claims.

Our patent estate derived from our relationship with Dr Reddy’s Laboratories includes two pending U.S. non-provisional patent applications, one issued U.S. patent, 15 pending foreign patent applications and five issued foreign patents. The issued U.S. patent is expected to expire in 2042, the issued foreign patents are expected to expire in 2039, and if any other patents issue from or claim priority to one or more of these patents or patent applications, the patents are expected to expire in 2039, 2041 and 2042, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Dr. Reddy’s patents andpatent applications have composition and method claims.

Our patent estate derived from our relationship with the University of Nebraska includes two non-provisional U.S. patent applications, and one foreign patent application. If any patents issue from or claim priority to these patent applications, the patents are expected to expire in 2043 and 2044, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The University of Nebraska patent applications have composition and/or use claims.

Finally, our patent estate derived from our relationship with Carnegie Mellon includes two U.S. non-provisional patent applications. If any patents issue from or claim priority to these patent applications, the patents are expected to expire in 2040 and 2044, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. The Carnegie Mellon patent applications have composition and method claims.

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number	Description

10.1

Form of Securities Purchase Agreement, by and among the Company and purchaser signatories thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026).

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

Coya Therapeutics, Inc.

Date: May 12, 2026	By:	/s/ Arun Swaminathan Ph.D.
Arun Swaminathan Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)