Form 10-Q
period 2026-06-30
Coya Therapeutics, Inc.
filed 2026-08-11
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s common stock outstanding as of August 7, 2026 was 23,457,849.

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$43,181,002	$46,822,786
Prepaids and other current assets	3,876,735	3,116,232
Total current assets	47,057,737	49,939,018
Fixed assets, net	5,614	11,227
Other assets	244,727	-
Total assets	$47,308,078	$49,950,245

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,085,519	$1,061,122
Accrued expenses	1,193,460	3,612,913
Deferred collaboration revenue	1,233,452	1,197,856
Total current liabilities	3,512,431	5,871,891
Deferred collaboration revenue	519,636	1,050,124
Total liabilities	4,032,067	6,922,015

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of June 30, 2026 or December 31, 2025	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 23,457,849 and 20,934,456 shares issued and outstanding as of June 30, 2026 or December 31, 2025, respectively	2,346	2,094
Additional paid-in capital	119,082,192	104,989,413
Accumulated deficit	(75,808,527)	(61,963,277)
Total stockholders' equity	43,276,011	43,028,230
Total liabilities and stockholders' equity	$47,308,078	$49,950,245

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$243,745	$163,616	$494,892	$421,500
Operating expenses:
Research and development	5,030,667	3,663,103	9,127,247	8,877,179
In-process research and development	1,656	-	11,656	-
General and administrative	2,255,603	2,908,191	6,037,580	5,622,081
Depreciation	2,807	6,840	5,614	13,680
Total operating expenses	7,290,733	6,578,134	15,182,097	14,512,940
Loss from operations	(7,046,988)	(6,414,518)	(14,687,205)	(14,091,440)
Other income:
Other income	408,728	319,541	841,955	689,706
Pre-tax loss	(6,638,260)	(6,094,977)	(13,845,250)	(13,401,734)
Income tax expense	-	-	-	-
Net loss	$(6,638,260)	$(6,094,977)	$(13,845,250)	$(13,401,734)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.28)	$(0.36)	$(0.60)	$(0.80)
Weighted-average shares of common stock outstanding, basic and diluted	23,457,227	16,724,998	23,053,011	16,722,767

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	20,934,456	$2,094	$104,989,413	$(61,963,277)	$43,028,230
Sale of common stock in January 2026 Private Placement, net of issuance costs of $0.1 million	2,522,727	252	10,953,352	-	10,953,604
Stock-based compensation expense	-	-	2,195,516	-	2,195,516
Net loss	-	-	-	(7,206,990)	(7,206,990)
Balance as of March 31, 2026	23,457,183	$2,346	$118,138,281	$(69,170,267)	$48,970,360
Issuance of common stock upon exercise of stock options	666	-	-	-	-
Stock-based compensation expense	-	-	943,911	-	943,911
Net loss	-	-	-	(6,638,260)	(6,638,260)
Balance as of June 30, 2026	23,457,849	$2,346	$119,082,192	$(75,808,527)	$43,276,011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	16,707,441	$1,671	$80,312,594	$(40,737,170)	$39,577,095
Stock-based compensation expense	-	-	1,080,082	-	1,080,082
Exercise of stock options	17,557	2	19,135	-	19,137
Net loss	-	-	-	(7,306,757)	(7,306,757)
Balance as of March 31, 2025	16,724,998	$1,673	$81,411,811	$(48,043,927)	$33,369,557
Stock-based compensation expense	-	-	1,035,713	-	1,035,713
Net loss	-	-	-	(6,094,977)	(6,094,977)
Balance as of June 30, 2025	16,724,998	$1,673	$82,447,524	$(54,138,904)	$28,310,293

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,845,250)	$(13,401,734)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,614	13,680
Stock-based compensation, including the issuance of restricted stock	3,139,427	2,115,795
Acquired in-process research and development assets	11,656	-
Changes in operating assets and liabilities:
Prepaids and other current assets	(640,062)	2,298,347
Other assets	(120,441)	-
Accounts payable	(96,044)	(656,784)
Accrued expenses	(1,544,454)	1,450,625
Deferred collaboration revenue	(494,892)	(421,500)
Net cash used in operating activities	(13,584,446)	(8,601,571)
Cash flows from investing activities:
Purchase of in-process research and development assets	(886,656)	-
Net cash used in investing activities	(886,656)	-
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	10,953,604	-
Payment of financing costs related to the ATM Offering Program	(124,286)	-
Proceeds from the exercise of stock options	-	19,137
Net cash provided by financing activities	10,829,318	19,137
Net decrease in cash and cash equivalents	(3,641,784)	(8,582,434)
Cash and cash equivalents as of beginning of the period	46,822,786	38,339,762
Cash and cash equivalents as of end of the period	$43,181,002	$29,757,328

Supplemental disclosures of non-cash investing and financing activities:
In-process research and development costs in accrued expenses	$250,000	$-
Financing costs related to the ATM Offering Program in accounts payable	$120,441	$-

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $75.8 million as of June 30, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company's cash and cash equivalents of $43.2 million as of June 30, 2026 is expected to enable the Company to fund its operating expenses and capital expenditure requirements for at least one year after the financial statements are issued, at which time the Company will need to secure additional funding. If the Company is unable to obtain additional financing, the lack of liquidity could have a material adverse effect on the Company’s future prospects.

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

In the opinion of management, the accompanying condensed unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of June 30, 2026, and its statements of operations, stockholders’ equity, and its cash flows for the six months ended June 30, 2026 and 2025. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 found in the Annual Report on Form 10-K.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$243,745	$163,616	$494,892	$421,500
Less:
Research and development expenses (a):
Clinical product candidates	3,536,620	-	6,338,510	-
Preclinical product candidates	-	2,486,265	-	6,508,641
Sponsored research	146,250	282,805	242,500	485,215
Internal research and development expenses, including stock-based compensation	1,347,797	894,033	2,546,237	1,883,323
Total research and development expenses	5,030,667	3,663,103	9,127,247	8,877,179
General and administrative expenses:
Employee related costs	562,435	684,844	1,294,108	1,368,927
Stock-based compensation	512,246	677,926	2,272,114	1,373,319
Other general and administrative expenses (b)	1,180,922	1,545,421	2,471,358	2,879,835
Total general and administrative expenses	2,255,603	2,908,191	6,037,580	5,622,081
In-process research and development	1,656	-	11,656	-
Depreciation	2,807	6,840	5,614	13,680
Other income	(408,728)	(319,541)	(841,955)	(689,706)
Net loss	$(6,638,260)	$(6,094,977)	$(13,845,250)	$(13,401,734)

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

Collaboration revenues

The Company’s revenues have been solely generated through the DRL Development Agreement (Note 10), which falls under the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808") as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is within the scope of ASC 808, the Company analogizes to ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") for some aspects of this arrangement, including delivery of a good or service (i.e. unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations. The terms of the arrangement includes payments to the Company of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments and royalties on net sales of licensed products.

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

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as collaboration receivable in the Company’s balance sheets. Contract liabilities consist of amounts received prior to satisfying the revenue recognition criteria, which are recorded as deferred collaboration revenue in the

Company’s balance sheets. See Note 9 for a full discussion of the Company’s collaboration arrangement. The following table summarizes the changes in deferred revenue (in thousands):

	(unaudited)
	June 30,	December 31,
	2026	2025
Beginning balance	$2,247,980	$1,793,733
Deferral of revenue	-	1,703,454
Recognition of unearned revenue	(494,892)	(1,249,207)
Ending balance	$1,753,088	$2,247,980

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	(unaudited)
	As of June 30,
	2026	2025
Common stock warrants	822,260	815,677
Stock options	3,892,789	2,963,795
	4,715,049	3,779,472

Amounts in the above table reflect the common stock equivalents.

Recently issued but not yet adopted accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its financial statements and disclosures.

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

(unaudited) June 30, 2026
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$43,181,002	$43,181,002

December 31, 2025
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$46,822,786	$46,822,786

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	June 30,	December 31,
	2026	2025
Prepaid research and development	$3,299,804	$2,315,225
Prepaid insurance	407,024	738,157
Prepaid other	169,907	62,850
	$3,876,735	$3,116,232

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	June 30,	December 31,
	2026	2025
Accrued research and development	$502,249	$1,461,705
Accrued payroll	583,016	1,727,541
Accrued professional fees	108,195	380,528
Accrued other	-	43,139
	$1,193,460	$3,612,913

6. Commitments and contingencies, including license and sponsored research agreements

License agreements

Dr. Reddy's License and Supply Agreement

In 2023, the Company entered into an exclusive DRL Agreement with DRL which allowed for the Company to in-license DRL’s abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). As of June 30, 2026, the Company owed $0.3 million in milestone payments to DRL in connection with the FDA's approval of our IND of COYA 302 in patients with FTD, which was included in accrued expenses in the accompanying balance sheets.

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

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three and six months ended June 30, 2026 and 2025. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments of up to $0.4 million per product candidate in aggregate upon the achievement of specific development and regulatory milestone events by such licensed product. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to 1% to 10% of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Effective January 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually. Commercialization has not occurred as of June 30, 2026.

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

Sponsored Research Agreement

In May 2023, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist, in which the Company agreed to fund approximately $0.5 million through May 2024. The Company and HMRI have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. In January 2026, the Company entered into another SRA with HMRI in which the Company agreed to fund research through the earlier of completion of the research or 12 months. The maximum funding commitment is $0.6 million. During the three months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.3 million, respectively, in research and development expenses related to the SRA. During the six months ended June 30, 2026 and 2025, the Company incurred $0.2 million and $0.5 million, respectively, in research and development expenses related to the SRA.

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

7. Stockholders’ equity

Sales agreement

On May 12, 2026, the Company entered into a Sales Agreement (the "Sales Agreement") with Leerink Partners LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock with respect to an at-the-market offering program (the "ATM Offering Program"). In accordance with the terms of the Sales Agreement, on May 12, 2026, the Company filed a prospectus supplement under its shelf registration statement, dated May 12, 2026, pursuant to which the Company may offer and sell shares of its common stock, from time to time at its sole discretion, having an aggregate offering price of up to $30.0 million through Leerink Partners LLC acting as sales agent. The Company will pay Leerink Partners LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. No shares of common stock had been sold under the ATM Offering Program during the six months ended June 30, 2026 and $30.0 million remained available for sale.

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

Common stock warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. No warrants were granted during the three and six months ended June 30, 2026.

As of June 30, 2026, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Exercise price per share	Expiration date	Balance December 31, 2025	Balance June 30, 2026
Common stock warrants issued to underwriters as compensation for IPO	$6.25	December 2026	131,703	131,703
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	$6.00	January 2028	181,174	181,174
Common stock warrants issued as compensation for the 2023 Private Placement	$7.58	December 2028	259,383	259,383
Common stock warrants issued as compensation for the October 2024 Private Placement	$7.00	November 2029	150,000	150,000
Common stock warrants issued as compensation for the October 2025 Offering	$5.50	October 2030	100,000	100,000
			822,260	822,260

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors, which resulted in an increase of 837,378 shares authorized to be issued under the 2021 Plan. As of June 30, 2026, 4,076,746 shares of the Company’s common stock were authorized to be issued under the 2021 Plan, of which 60,382 shares were available for future issuance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$512,246	$677,926	$2,272,114	$1,373,319
Research and development	431,665	357,787	867,313	742,476
	$943,911	$1,035,713	$3,139,427	$2,115,795

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2026	2,971,238	$5.44	8.0
Granted	922,428	$4.77
Exercised	(666)	$1.09		4,175
Forfeited	(211)	$1.09
Outstanding at June 30, 2026	3,892,789	$5.28	8.0	$3,581,624
Exercisable at June 30, 2026	2,404,281	$5.12	7.3	$2,699,213
Vested and expected to vest at June 30, 2026	3,892,789	$5.28	8.0	$3,581,624

As of June 30, 2026, the unrecognized compensation cost was $5.4 million, and will be recognized over an estimated weighted-average amortization period of 1.8 years. On March 29, 2026, in connection with the resignation of the Company's former Executive Chairman effective April 1, 2026, the Company modified the resigning officer's outstanding stock options to extend the post-termination exercise period for vested options to two years and to provide for continued vesting of unvested options for twelve months following termination. The Company recognized $1.0 million in incremental stock-based compensation expense as a result of the modification on the date of resignation.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended June 30, 2026 was determined using the methods and assumptions discussed below.

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

The grant date fair value of each option grant for the six months ended June 30, 2026 and 2025 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.9%	4.5%
Expected term (years)	5.76	5.75
Expected volatility	100.29%	96.82%
Expected dividend yield	0.0%	0.0%

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

Both parties shall discuss in good faith and agree in writing on the terms of a commercial supply agreement for the purpose of supply of COYA 302 to Dr. Reddy’s. No such agreement has been entered into as of June 30, 2026.

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

During the six months ended June 30, 2026, the Company recognized $0.5 million of collaboration revenue associated with the performance of R&D Services which was included in deferred revenue as of December 31, 2025. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties are recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied).

As of June 30, 2026, $1.8 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, related to R&D Services yet to be provided, of which $1.2 million is estimated to be recognized within one year. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. R&D Services revenue was $0.2 million during both the three months ended June 30, 2026 and 2025. R&D Services revenue was $0.5 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively.

10. Subsequent events

The Company has evaluated subsequent events through August 11, 2026, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and the related notes appearing at the beginning of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of the Quarterly Report on Form 10-Q captioned “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements, our need for additional financing and our anticipated cash burn rate;
•
our ability to raise additional capital, which may be adversely impacted by potential worsening of global economic conditions, potential future global pandemics or health crises, and volatility in the credit and financial markets in the United States;
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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

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

We are currently conducting the ALSTARS Trial, a Phase 2, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of COYA 302 for the treatment of ALS (ClinicalTrials.gov Identifier: NCT 07161999). COYA 302 is an investigational product not yet approved by the U.S. Food and Drug Administration, or the FDA, or any other regulatory agency. On May 11, 2026, the FDA granted Fast Track Designation to COYA 302 for the treatment of ALS.

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $6.6 million and $6.1 million for the three months ended June 30, 2026 and 2025, respectively. Our net losses were $13.8 million and $13.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $75.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	Change
Collaboration revenue	$243,745	$163,616	$80,129
Operating expenses:
Research and development	5,030,667	3,663,103	1,367,564
In-process research and development	1,656	-	1,656
General and administrative	2,255,603	2,908,191	(652,588)
Depreciation	2,807	6,840	(4,033)
Total operating expenses	7,290,733	6,578,134	712,599
Loss from operations	(7,046,988)	(6,414,518)	(632,470)
Other income:
Other income	408,728	319,541	89,187
Net loss	$(6,638,260)	$(6,094,977)	$(543,283)

Collaboration Revenue

Collaboration revenue was $0.2 million for the three months ended June 30, 2026 and 2025 related to R&D Services revenue.

Research and Development Expenses

Research and development expenses increased by $1.3 million from $3.7 million for the three months ended June 30, 2025 to $5.0 million for the three months ended June 30, 2026. The increase was primarily due to a $1.1 million increase in preclinical and clinical product candidate costs, reflecting primarily the advancement of the COYA 302 ALS Phase 2 clinical trial. The increase was further driven by a $0.4 million increase in internal research and development expenses, partially offset by a $0.2 million decrease in sponsored research expense.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended June 30,
	2026	2025
External costs:
Clinical product candidates:
COYA 302 − ALS	$3,345,723	$-
COYA 302 − FTD	190,897	-
Preclinical product candidates:
COYA 300 Series	-	2,486,265
Sponsored research	146,250	282,805
Internal costs:
Internal research and development expenses, including stock-based compensation	1,347,797	894,033
Total	$5,030,667	$3,663,103

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million from $2.9 million for the three months ended June 30, 2025 compared to $2.3 million for the three months ended June 30, 2026. The decrease was primarily due to a $0.4 million decrease in professional services and a $0.2 million decrease in employee compensation, including lower stock-based compensation.

Other Income

Other income increased by $0.1 million from $0.3 million for the three months ended June 30, 2025 compared to $0.4 million for the three months ended June 30, 2026. The increase was primarily due to an increase in interest income earned on cash balances.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	Change
Collaboration revenue	$494,892	$421,500	$73,392
Operating expenses:
Research and development	9,127,247	8,877,179	250,068
In-process research and development	11,656	-	11,656
General and administrative	6,037,580	5,622,081	415,499
Depreciation	5,614	13,680	(8,066)
Total operating expenses	15,182,097	14,512,940	669,157
Loss from operations	(14,687,205)	(14,091,440)	(595,765)
Other income:
Other income	841,955	689,706	152,249
Net loss	$(13,845,250)	$(13,401,734)	$(443,516)

Collaboration Revenue

Collaboration revenue was $0.5 million and $0.4 million for both the six months ended June 30, 2026 and 2025, respectively, related to R&D Services revenue.

Research and Development Expenses

Research and development expenses increased by $0.2 million from $8.9 million for the six months ended June 30, 2025 to $9.1 million for the six months ended June 30, 2026. The increase was primarily due to a $0.7 million increase in internal research and development expenses, partially offset by a $0.3 million decrease in sponsored research expense and a $0.2 million decrease in preclinical and clinical product candidate costs.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Six Months Ended June 30,
	2026	2025
External costs:
Clinical product candidates:
COYA 302 − ALS	$6,078,071	$-
COYA 302 − FTD	260,439	-
Preclinical product candidates:
COYA 300 Series	-	6,508,641
Sponsored research	242,500	485,215
Internal costs:
Internal research and development expenses, including stock-based compensation	2,546,237	1,883,323
Total	$9,127,247	$8,877,179

General and Administrative Expenses

General and administrative expenses increased by $0.4 million from $5.6 million for the six months ended June 30, 2025 compared to $6.0 million for the six months ended June 30, 2026. The increase was primarily due to a $0.8 million increase in employee compensation, which included a non-cash charge of $1.0 million related to the modification of stock options held by our former Executive Chairman in connection with his resignation, partially offset by a $0.4 million decrease in professional services.

Other Income

Other income increased by $0.1 million from $0.7 million for the six months ended June 30, 2025 compared to $0.8 million for the six months ended June 30, 2026. The increase was primarily due to an increase in interest income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses from our operations through June 30, 2026. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through June 30, 2026, we have funded our operations through the public and private sale of our equity securities, and payments from Dr. Reddy's in accordance with the DRL Development Agreement. As of June 30, 2026, we had $43.2 million in cash and cash equivalents and had an accumulated deficit of $75.8 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect. Our total future capital requirements will depend on many factors and is subject to the risks and uncertainties set forth in the section titled “Risk Factors.”

Sources of Liquidity

On May 12, 2026, we entered into a Sales Agreement with Leerink Partners LLC (the “Agent” or “Leerink Partners”), as the sales agent, pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $30.0 million in “at-the-market” offerings (the “ATM Offering Program”) through Leerink Partners. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Leerink Partners. We will pay Leerink Partners LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. No shares of common stock had been sold under the ATM Offering Program during the six months ended June 30, 2026 and $30.0 million remained available for sale.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(13,584,446)	$(8,601,571)
Cash used in investing activities	(886,656)	-
Cash provided by financing activities	10,829,318	19,137
Net decrease in cash and cash equivalents	$(3,641,784)	$(8,582,434)

Operating Activities

During the six months ended June 30, 2026, we used $13.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $13.8 million, a $2.9 million change in operating assets and liabilities, partially offset by noncash charges of $3.2 million primarily related to stock-based compensation.

During the six months ended June 30, 2025, we used $8.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $13.4 million, partially offset by a $2.7 million change in operating assets and liabilities and noncash charges of $2.1 million primarily related to stock-based compensation.

Investing Activities

During the six months ended June 30, 2026, we paid $0.9 million in in-process research and development assets.

We had no investing activities during the six months ended June 30, 2025.

Financing Activities

During the six months ended June 30, 2026, financing activities provided $11.0 million of cash from the net proceeds from the issuance of common stock in the January Offering, partially offset by $0.1 million in payments of finance costs related to the ATM Offering Program.

During the six months ended June 30, 2025, financing activities were immaterial.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we entered into an SRA with HMRI in which the Company agreed to fund approximately $0.5 million through May 2024. Along with HMRI, we have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. In January 2026, we entered into another SRA with HMRI in which we agreed to fund research through the earlier of completion of the research or 12 months. The maximum funding commitment is $0.6 million. During the three months ended June 30, 2026 and 2025, we incurred $0.1 million and $0.3 million, respectively, in research and development expenses related to the SRA. During the six months ended June 30, 2026 and 2025, we incurred $0.2 million and $0.5 million, respectively, in research and development expenses related to the SRA.

ARScience License Agreement

In 2022, we entered into the ARS License Agreement with ARS pursuant to which ARS granted us an option, which was exercised in December 2022, to acquire an exclusive, royalty-bearing license for two patents, with the right to grant sublicenses through multiple tiers under the ARS Option.

We may owe tiered payments to ARS based on its achievement of certain developmental milestones. Under the ARS License Agreement, the Company will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. We will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined In the ARS License Agreement) we will pay an aggregate of $11.8 million in developmental milestone payments. We will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. We will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event we sublicense the rights under the ARS License Agreement, we will owe royalties on sublicense income within the range of 10% to 20%.

Dr. Reddy's License and Supply Agreement

In 2023, we entered into an exclusive DRL Agreement with DRL which allowed us to in-license DRL’s abatacept biosimilar for use in the development of COYA 302. COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of COYA 301 to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license we have paid a non-refundable upfront fee of $0.4 million. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are incurred under the DRL Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). As of June 30, 2026, we owed DRL $0.3 million in milestone payments in connection with the FDA's approval of our IND of COYA 302 in patients with FTD.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or SEC, on March 16, 2026, or our Quarterly Report on Form 10-Q for the period ended March 31, 2026 filed with the SEC on May 12, 2026. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits.

Exhibit Number	Description

10.1

Sales Agreement by and between the Company and Leerink Partners LLC, dated May 12, 2026 (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2026).

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

Coya Therapeutics, Inc.

Date: August 11, 2026	By:	/s/ Arun Swaminathan Ph.D.
Arun Swaminathan Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)