Form 10-Q
period 2026-09-30
Coya Therapeutics, Inc.
filed 2026-11-10
CIK 1835022

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Registrant’s common stock outstanding as of November 5, 2026 was 23,457,849

Part I – Financial Information

Item 1. Financial Statements.

COYA THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$35,802,136	$46,822,786
Prepaids and other current assets	3,268,059	3,116,232
Total current assets	39,070,195	49,939,018
Fixed assets, net	2,807	11,227
Other assets	244,727	-
Total assets	$39,317,729	$49,950,245

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,451,731	$1,061,122
Accrued expenses	1,778,698	3,612,913
Deferred collaboration revenue	1,164,438	1,197,856
Total current liabilities	5,394,867	5,871,891
Deferred collaboration revenue	354,516	1,050,124
Total liabilities	5,749,383	6,922,015

Commitments and contingencies (Note 6)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value: 10,000,000 shares authorized, none issued or outstanding as of September 30, 2026 or December 31, 2025	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 23,457,849 and 20,934,456 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,346	2,094
Additional paid-in capital	119,992,268	104,989,413
Accumulated deficit	(86,426,268)	(61,963,277)
Total stockholders' equity	33,568,346	43,028,230
Total liabilities and stockholders' equity	$39,317,729	$49,950,245

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$234,134	$3,564,254	$729,026	$3,985,754
Operating expenses:
Research and development	8,570,787	2,916,875	17,698,034	11,794,054
In-process research and development	23,240	515,996	34,896	515,996
General and administrative	2,585,901	2,557,440	8,623,481	8,179,521
Depreciation	2,807	6,840	8,421	20,520
Total operating expenses	11,182,735	5,997,151	26,364,832	20,510,091
Loss from operations	(10,948,601)	(2,432,897)	(25,635,806)	(16,524,337)
Other income:
Other income	330,860	317,066	1,172,815	1,006,772
Pre-tax loss	(10,617,741)	(2,115,831)	(24,462,991)	(15,517,565)
Income tax expense	-	-	-	-
Net loss	$(10,617,741)	$(2,115,831)	$(24,462,991)	$(15,517,565)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.45)	$(0.13)	$(1.05)	$(0.93)
Weighted-average shares of common stock outstanding, basic and diluted	23,457,849	16,732,766	23,189,440	16,726,108

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	20,934,456	$2,094	$104,989,413	$(61,963,277)	$43,028,230
Sale of common stock in January 2026 Private Placement, net of issuance costs of $0.1 million	2,522,727	252	10,953,352	-	10,953,604
Stock-based compensation expense	-	-	2,195,516	-	2,195,516
Net loss	-	-	-	(7,206,990)	(7,206,990)
Balance as of March 31, 2026	23,457,183	$2,346	$118,138,281	$(69,170,267)	$48,970,360
Issuance of common stock upon exercise of stock options	666	-	-	-	-
Stock-based compensation expense	-	-	943,911	-	943,911
Net loss	-	-	-	(6,638,260)	(6,638,260)
Balance as of June 30, 2026	23,457,849	$2,346	$119,082,192	$(75,808,527)	$43,276,011
Stock-based compensation expense	-	-	910,076	-	910,076
Net loss	-	-	-	(10,617,741)	(10,617,741)
Balance as of September 30, 2026	23,457,849	$2,346	$119,992,268	$(86,426,268)	$33,568,346

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	16,707,441	$1,671	$80,312,594	$(40,737,170)	$39,577,095
Stock-based compensation expense	-	-	1,080,082	-	1,080,082
Exercise of stock options	17,557	2	19,135	-	19,137
Net loss	-	-	-	(7,306,757)	(7,306,757)
Balance as of March 31, 2025	16,724,998	$1,673	$81,411,811	$(48,043,927)	$33,369,557
Stock-based compensation expense	-	-	1,035,713	-	1,035,713
Net loss	-	-	-	(6,094,977)	(6,094,977)
Balance as of June 30, 2025	16,724,998	$1,673	$82,447,524	$(54,138,904)	$28,310,293
Stock-based compensation expense	-	-	1,070,892	-	1,070,892
Exercise of stock options	17,557	2	19,135	-	19,137
Exercise of warrants, net of share settlements	83	-	-	-	-
Net loss	-	-	-	(2,115,831)	(2,115,831)
Balance as of September 30, 2025	16,742,638	$1,675	$83,537,551	$(56,254,735)	$27,284,491

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

COYA THERAPEUTICS, INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(24,462,991)	$(15,517,565)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	8,421	20,520
Stock-based compensation, including the issuance of restricted stock	4,049,503	3,186,687
Acquired in-process research and development assets	34,896	515,996
Changes in operating assets and liabilities:
Prepaids and other current assets	(151,827)	2,073,722
Accounts payable	1,390,609	(476,426)
Accrued expenses	(959,216)	250,646
Deferred collaboration revenue	(729,026)	214,246
Net cash used in operating activities	(20,819,631)	(9,732,174)
Cash flows from investing activities:
Purchase of in-process research and development assets	(909,896)	(515,996)
Net cash used in investing activities	(909,896)	(515,996)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	10,953,604	-
Payment of financing costs related to the ATM Offering Program	(244,727)	-
Proceeds from the exercise of stock options	-	38,274
Net cash provided by financing activities	10,708,877	38,274
Net decrease in cash and cash equivalents	(11,020,650)	(10,209,896)
Cash and cash equivalents as of beginning of the period	46,822,786	38,339,762
Cash and cash equivalents as of end of the period	$35,802,136	$28,129,866

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

Going concern and liquidity

The Company has incurred losses since inception, negative cash flows from operations and has an accumulated deficit of $86.4 million as of September 30, 2026. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued (or when applicable, one year after the date that the financial statements are available to be issued). The Company had cash and cash equivalents of $35.8 million as of September 30, 2026. Based on current projections, the Company believes that it does not have sufficient cash and cash equivalents to support its operations for more than one year following the date that these financial statements are issued. As a result of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern.

The Company will require substantial additional financing to fund its ongoing clinical trials and operations, and to continue to execute its strategy. Management plans to explore various dilutive and non-dilutive sources of funding, including equity financings, strategic alliances, business development and other sources. The future success of the Company is dependent upon its ability to obtain additional funding. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all.

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

In the opinion of management, the accompanying condensed unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of September 30, 2026, and its statements of operations, stockholders’ equity, and its cash flows for the nine months ended September 30, 2026 and 2025. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed unaudited interim financial statements, presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 found in the Annual Report on Form 10-K.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$234,134	$3,564,254	$729,026	$3,985,754
Less:
Research and development expenses (a):
Clinical product candidates	7,123,420	1,568,048	13,461,930	1,568,048
Preclinical product candidates	-	-	-	6,508,641
Sponsored research	161,999	207,635	404,499	692,850
Internal research and development expenses, including stock-based compensation	1,285,368	1,141,192	3,831,605	3,024,515
Total research and development expenses	8,570,787	2,916,875	17,698,034	11,794,054
General and administrative expenses:
Employee related costs	549,089	693,053	1,843,197	2,061,980
Stock-based compensation	515,557	682,394	2,787,671	2,055,713
Other general and administrative expenses (b)	1,521,255	1,181,993	3,992,613	4,061,828
Total general and administrative expenses	2,585,901	2,557,440	8,623,481	8,179,521
In-process research and development	23,240	515,996	34,896	515,996
Depreciation	2,807	6,840	8,421	20,520
Other income	(330,860)	(317,066)	(1,172,815)	(1,006,772)
Net loss	$(10,617,741)	$(2,115,831)	$(24,462,991)	$(15,517,565)

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

Collaboration revenues

The Company’s revenues have been solely generated through the DRL Development Agreement (Note 9), which falls under the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808") as both parties are active participants in the arrangement that are exposed to significant risks and rewards. While this arrangement is within the scope of ASC 808, the Company analogizes to ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") for some aspects of this arrangement, including delivery of a good or service (i.e. unit of account). Revenue recognized by analogizing to ASC 606 is recorded as collaboration revenue on the statements of operations. The terms of the arrangement include payments to the Company of the following: nonrefundable, up-front license fees; regulatory and commercial milestone payments and royalties on net sales of licensed products.

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

	(unaudited)
	September 30,	December 31,
	2026	2025
Beginning balance	$2,247,980	$1,793,733
Deferral of revenue	-	1,703,454
Recognition of unearned revenue	(729,026)	(1,249,207)
Ending balance	$1,518,954	$2,247,980

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

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities, and the expected benefits of net operating loss and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of September 30, 2026 and December 31, 2025, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements. Although there are no unrecognized income tax benefits, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	(unaudited)
	As of September 30,
	2026	2025
Common stock warrants	822,260	814,444
Stock options	3,892,789	3,021,238
	4,715,049	3,835,682

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

(unaudited) September 30, 2026
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$35,802,136	$35,802,136

December 31, 2025
	Note Reference	Input Level	Fair Value	Carrying Value
Assets:
Cash and cash equivalents (money market funds)		Level 1	$46,822,786	$46,822,786

4. Prepaids and other current assets

Prepaids and other current assets consist of:

	(unaudited)
	September 30,	December 31,
	2026	2025
Prepaid research and development	$2,922,593	$2,315,225
Prepaid insurance	205,038	738,157
Prepaid other	140,428	62,850
	$3,268,059	$3,116,232

5. Accrued expenses

Accrued expenses consist of:

	(unaudited)
	September 30,	December 31,
	2026	2025
Accrued research and development	$579,903	$1,461,705
Accrued payroll	913,675	1,727,541
Accrued professional fees	285,120	380,528
Accrued other	-	43,139
	$1,778,698	$3,612,913

6. Commitments and contingencies, including license and sponsored research agreements

License agreements

Dr. Reddy's License and Supply Agreement

In 2023, the Company entered into an exclusive DRL Agreement with DRL which allowed for the Company to in-license DRL’s abatacept biosimilar for use in the development of Coya’s combination product for neurodegenerative diseases ("COYA 302"). COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of the Company's low dose IL-2 ("COYA 301") to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license the Company has paid a non-refundable upfront fee of $0.4 million. The Company will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are achieved under the DRL Agreement. The Company will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, the Company will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). As of September 30, 2026, the Company owed $0.3 million in milestone payments to DRL in connection with the FDA's approval of the Company's IND of COYA 302 in patients with FTD, which was included in accrued expenses in the accompanying balance sheets.

In 2023, the Company granted DRL an exclusive, royalty-bearing right and license to commercialize COYA 302 solely for use in patients with ALS in the New Territories (as defined in Note 9).

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

The Company may owe tiered payments to ARS based on the Company's achievement of certain developmental milestones. Under the ARS License Agreement, the Company will pay an aggregate of $13.3 million in developmental milestone payments for the first Combination Product (as defined in the ARS License Agreement) in a new indication. The Company will then pay an aggregate of $11.6 million in developmental milestone payments for each Combination Product in each subsequent new indication. Further, for the first Mono Product (as defined in the ARS License Agreement) the Company will pay an aggregate of $11.8 million in developmental milestone payments. The Company will then pay an aggregate of $5.9 million in developmental milestone payments for each Mono Product in each subsequent new indication, and an aggregate of $5.9 million if all developmental milestones are achieved for each new indication. The Company will also owe royalties on net sales of licensed products ranging from low to mid-single digit percentages. In the event the Company sublicenses its rights under the ARS License Agreement, the Company will owe royalties on sublicense income within the range of 10% to 20%.

Houston Methodist Agreements

In 2022, the Company entered into an Amended and Restated Patent Know How and License Agreement (the “Methodist License Agreement”), with The Methodist Hospital (“Methodist”) to make, sell and sublicense products and services using the intellectual property and know-how of Methodist. As part of the Methodist License Agreement, the Company will pay Methodist a four-figure license maintenance fee annually until the first sale of licensed product occurs. The term of the Methodist License Agreement is effective until no intellectual property patent rights remain, unless terminated sooner by (1) bankruptcy or insolvency, (2) the failure by the Company to monetize the intellectual property within five years of the date of the agreement (further discussed below), (3) due to breach of contract, or (4) at the Company's election for any or no reason.

Patent reimbursements paid by the Company to Methodist and its attorneys are included in general and administrative expenses in the accompanying statements of operations. Such costs were immaterial for the three and nine months ended September 30, 2026 and 2025. In addition to the equity issued to Methodist in 2020 and reimbursement of patent related expenses, the Methodist License requires the Company to make payments upon the achievement of certain development, approval and sales milestones (i) related to the treatment of ALS totaling up to $0.3 million in the aggregate, and (ii) related to the treatment of each other indication (that is not ALS) totaling between $0.2 million and up to $0.4 million in the aggregate per indication. The Company is also required to pay Methodist, on a licensed product-by-licensed product and country-by-country basis, tiered royalties (subject to customary reductions) equal to 1% to 10% of annual worldwide net sales of such licensed product during a defined royalty term. The Company is also required to pay a low single digit percentage for certain licensed services. Effective January 2025, the minimum amount which will be owed by the Company once commercialization occurs is $0.1 million annually. Commercialization has not occurred as of September 30, 2026.

The Methodist License Agreement provides that in the event the Company sublicenses products and services covered by the Methodist License Agreement, then royalties owed to Houston Methodist would be computed as a percentage of payments received by the Company from the sublicensee. In addition, the termination provisions provide that Houston Methodist may terminate the Methodist License Agreement, among other things, in the event that after five years the Company is not “Actively Attempting to Develop or Commercialize,” as such term is defined in the Methodist License Agreement.

Sponsored Research Agreement

In January 2026, the Company entered into a Sponsored Research Agreement (“SRA”) with Houston Methodist Research Institute (“HMRI”), a Texas nonprofit corporation and an affiliate of Methodist in which the Company agreed to fund research through the earlier of completion of the research or 12 months. The maximum funding commitment is $0.6 million. During both the three months ended September 30, 2026 and 2025, the Company incurred $0.2 million in research and development expenses related to the SRA. During the nine months ended September 30, 2026 and 2025, the Company incurred $0.4 million and $0.7 million, respectively, in research and development expenses related to the SRA.

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

7. Stockholders’ equity

Sales agreement

On May 12, 2026, the Company entered into a Sales Agreement (the "Sales Agreement") with Leerink Partners LLC, as the sales agent, pursuant to which the Company may offer and sell shares of its common stock with respect to an at-the-market offering program (the "ATM Offering Program"). In accordance with the terms of the Sales Agreement, on May 12, 2026, the Company filed a prospectus supplement under its shelf registration statement, dated May 12, 2026, pursuant to which the Company may offer and sell shares of its common stock, from time to time at its sole discretion, having an aggregate offering price of up to $30.0 million through Leerink Partners LLC acting as sales agent. The Company will pay Leerink Partners LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. No shares of common stock had been sold under the ATM Offering Program during the nine months ended September 30, 2026 and $30.0 million remained available for sale. Costs incurred in connection with establishing the ATM Offering Program of $0.2 million, consisting primarily of legal and accounting, have been deferred and are included in other assets in the accompanying balance sheet as of September 30, 2026. These costs will be charged against the proceeds of sales of common stock under the ATM Offering Program as they occur, or expensed if the program is terminated or no sales are made.

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

Common stock warrants

During its evaluation of equity classification for the Company's common stock warrants, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity. The conditions within ASC 815-40 are not subject to a probability assessment. The warrants do not fall under the liability criteria within ASC 480 Distinguishing

Liabilities from Equity as they are not puttable and do not represent an instrument that has a redeemable underlying security. The warrants do meet the definition of a derivative instrument under ASC 815, but are eligible for the scope exception as they are indexed to the Company’s own stock and would be classified in permanent equity if freestanding. No warrants were granted during the three and nine months ended September 30, 2026.

As of September 30, 2026, the Company had the following warrants outstanding to acquire shares of its common stock (unaudited):

Warrant Type	Exercise price per share	Expiration date	Balance December 31, 2025	Balance September 30, 2026
Common stock warrants issued to underwriters as compensation for IPO	$6.25	December 2026	131,703	131,703
Common stock warrants issued to placement agent as part of the convertible promissory notes conversion	$6.00	January 2028	181,174	181,174
Common stock warrants issued as compensation for the 2023 Private Placement	$7.58	December 2028	259,383	259,383
Common stock warrants issued as compensation for the October 2024 Private Placement	$7.00	November 2029	150,000	150,000
Common stock warrants issued as compensation for the October 2025 Offering	$5.50	October 2030	100,000	100,000
			822,260	822,260

8. Stock-based compensation

In January 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, equity appreciation rights, performance awards, and other equity-based awards. The Company's employees, officers, independent directors, and other persons are eligible to receive awards under the 2021 Plan. The 2021 Plan provides for increases to the number of shares reserved for issuance thereunder each January 1 equal to 4% of the total shares of the Company's common stock outstanding as of the immediately preceding December 31, unless a lesser amount is stipulated by the Company's Board of Directors, which resulted in an increase of 837,378 shares authorized to be issued under the 2021 Plan. As of September 30, 2026, 4,076,746 shares of the Company’s common stock were authorized to be issued under the 2021 Plan, of which 60,382 shares were available for future issuance.

The amount, terms of grants, and exercisability provisions are determined and set by the Company's Board of Directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. The Company has recorded stock-based compensation related to its options in the unaudited accompanying statements of operations as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$515,557	$682,394	$2,787,671	$2,055,713
Research and development	394,519	388,498	1,261,832	1,130,974
	$910,076	$1,070,892	$4,049,503	$3,186,687

Stock options

The Company has issued service-based stock options that generally have a contractual term of up to 10 years and may be exercisable in cash or as otherwise determined by the Board of Directors. Vesting generally occurs over a period of not greater than four years.

The following table summarizes the activity for the periods indicated (unaudited):

			Weighted
		Weighted average	average remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding at January 1, 2026	2,971,238	$5.44	8.0
Granted	922,428	$4.77
Exercised	(666)	$1.09		$3,438
Forfeited	(211)	$1.09
Outstanding at September 30, 2026	3,892,789	$5.28	7.7	$1,947,293
Exercisable at September 30, 2026	2,627,872	$5.19	7.2	$1,744,090
Vested and expected to vest at September 30, 2026	3,892,789	$5.28	7.7	$1,947,293

As of September 30, 2026, the unrecognized compensation cost was $4.5 million, and will be recognized over an estimated weighted-average amortization period of 1.6 years. On March 29, 2026, in connection with the resignation of the Company's former Executive Chairman effective April 1, 2026, the Company modified the resigning officer's outstanding stock options to extend the post-termination exercise period for vested options to two years and to provide for continued vesting of unvested options for twelve months following termination. The Company recognized $1.0 million in incremental stock-based compensation expense as a result of the modification on the date of resignation.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at the grant date, expected term, estimated stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options granted during the period ended September 30, 2026 was determined using the methods and assumptions discussed below.

•
The expected term of employee stock options with service-based vesting is determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.
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

The grant date fair value of each option grant for the nine months ended September 30, 2026 and 2025 was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.9%	4.4%
Expected term (years)	5.76	5.76
Expected volatility	100.29%	96.99%
Expected dividend yield	0.0%	0.0%

9. DRL Development Agreement

In 2023, the Company entered into a Development and License Agreement (the “DRL Development Agreement”) with DRL and its affiliate, Dr. Reddy's Laboratories SA (collectively, "Dr. Reddy's"), pursuant to which, among other things, the Company granted to Dr. Reddy's an exclusive, royalty-bearing right and license (the "License") to commercialize COYA 302, a proprietary co-pack kit containing low dose IL-2 and CTLA4-Ig, (“COYA 302” or the “Product”) solely for use in patients with amyotrophic lateral sclerosis (“ALS" or the “Field”) in the United States, Canada, the European Union and the United Kingdom (collectively, the “New Territories”).

The Company previously granted DRL an exclusive license to obtain regulatory approval and commercialize the Product for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the DRL Agreement entered into between the Company and DRL, effective as of April 1, 2023 (Note 6). As part of the DRL Development Agreement, the Company is responsible for certain development activities to advance the Product through clinical development ("R&D Services").

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

Both parties shall discuss in good faith and agree in writing on the terms of a commercial supply agreement for the purpose of supply of COYA 302 to Dr. Reddy’s. No such agreement has been entered into as of September 30, 2026.

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

In accordance with the guidance, the Company identified the following commitments under the arrangement: 1) the License and 2) the R&D Services. The Company determined that these two commitments represent distinct performance obligations for purposes of recognizing revenue as the Company fulfills these performance obligations. The Company included the $7.5 million upfront payment in the transaction price as of the outset of the arrangement and allocated that transaction price to the two performance obligations based on the estimated stand-alone selling prices at contract inception. The stand-alone selling price of the License was based on a discounted cash flow approach and considered several factors including, but not limited to, discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential using an adjusted market approach. The stand-alone selling price of the R&D Services was estimated using the expected cost-plus margin approach. In connection with the First Amendment, ALS IND Milestone, and Dosing Milestone the transaction price was increased by the $3.9 million, $4.2 million, and $4.2 million respectively, payments received, which did not add any additional performance obligations. As such, the Company allocated the increase in transaction price to the License and R&D Services performance obligation in the same manner as was performed at contract inception using the estimated standalone selling price. The Company recognized the License portion of the transaction price upon delivery of the License in December 2023, then again in June 2024, August 2025, and in December 2025 as cumulative catch-up adjustments in connection with the First Amendment, ALS IND Milestone and Dosing Milestone, respectively. The Company will continue to recognize the remaining transaction price of $4.0 million allocated to the R&D Services over the period of performance, using an inputs approach.

During the nine months ended September 30, 2026, the Company recognized $0.7 million of collaboration revenue associated with the performance of R&D Services which was included in deferred revenue as of December 31, 2025. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation will be recognized as revenue (or as a reduction in revenue) in the period of the transaction price change on a cumulative catch-up basis. The commercial milestones and sales-based royalties are recognized when earned (i.e., the later of when the subsequent sales occur or the performance obligation has been satisfied).

As of September 30, 2026, $1.5 million of the payments received from Dr. Reddy's was recorded in deferred revenue in the accompanying balance sheets, related to R&D Services yet to be provided, of which $1.2 million is estimated to be recognized within one year. R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 expenses against budgeted COYA 302 expenses as the inputs. Budgeted spending for COYA 302 includes total forecasted pre-clinical and clinical costs, associated with the advancement of COYA 302 for the treatment of patients with ALS, necessary to satisfy the R&D Services performance obligation. R&D Services revenue was $0.2 million and $0.3 million during the three months ended September 30, 2026 and 2025, respectively. R&D Services revenue was $0.7 million during both the nine months ended September 30, 2026 and 2025. License revenue was $3.3 million during the three and nine months ended September 30, 2025.

10. Subsequent events

The Company has evaluated subsequent events through November 10, 2026, the date at which the condensed unaudited interim financial statements were available to be issued and has determined that there are no such events to report.

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
•
the success, cost, timing and potential indications of our product development activities and clinical trials, including the ongoing clinical trials of COYA 302;
•
our success in early preclinical studies, which may not be indicative of results obtained in later studies or clinical trials;
•
the impact of any global health events, including endemics or pandemics, on our preclinical studies, ongoing clinical trials and any future clinical trials;
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

Overview

We are a clinical-stage biotechnology company focused on developing proprietary new therapies to enhance the function of regulatory T cells (“Tregs”). Tregs are a subpopulation of T-lymphocytes consisting of CD4+CD25high hFOXP3+ cells that suppress inflammatory responses. Tregs were first discovered in 1995 by Dr. Shimon Sakaguchi. On October 6, 2025, Dr. Sakaguchi, along with two others, was awarded the Nobel Prize in Physiology or Medicine. Since Tregs were discovered, multiple lines of research have contributed to elucidate Treg biology and its role in health and disease. Tregs and their transcription factors have been shown to be essential to maintaining cellular homeostasis by regulating autoimmune and inflammatory responses and maintaining self-tolerance in mammals. Dysfunctional Tregs underlie numerous disease states, and this cellular dysfunction is driven by the chronic inflammatory environment and high levels of oxidative stress commonly observed in certain diseases. Further, the degree of Treg dysfunction is correlated with the severity and progression of serious and life-threatening conditions. These and other recent advances in the understanding of Treg biology have made this subset of T-lymphocytes an important potential therapeutic target, which we believe may provide new treatments for serious diseases.

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

We are currently conducting the ALSTARS Trial, a Phase 2/3, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of COYA 302 for the treatment of ALS (ClinicalTrials.gov Identifier: NCT 07161999). COYA 302 is an investigational product not yet approved by the U.S. Food and Drug Administration, or the FDA, or any other regulatory agency. On May 11, 2026, the FDA granted Fast Track Designation to COYA 302 for the treatment of ALS. Enrollment in the ALSTARS trial is complete, with 137 subjects enrolled. Subjects are randomized in equal proportions to placebo or one of two dosing regimens. In the high-dose regimen, subjects receive both CTLA4-Ig and low-dose IL-2 twice per month, during weeks 1 and 3. In the low-dose regimen, subjects receive CTLA4-Ig in week 1 and low-dose IL-2 during week 3. This low-dose schedule differs from the original design in which both agents were to be administered once per month during week 1. The revised low-dose schedule has been in place from the beginning of the trial. The revised schedule preserves the mechanistic rationale of the original regime and the total monthly drug exposure in this dosing sequence is the same as the originally intended sequence. We believe that this change in dosing sequence will have no impact on any potential efficacy or safety of this dosing regimen. The trial begins with a 24-week placebo-controlled treatment period, followed by a second blinded 24-week period. During the second period, subjects in the high- and low-dose groups continue their assigned regimens, while subjects initially assigned to placebo are randomized in equal proportions to one of the two active regimens. After the second 24-week period, all subjects will be invited to participate in an ongoing open-label extension, in which they will receive the high-dose regimen.

Our operations have consisted of developing our clinical and preclinical product candidates and we have devoted substantially all of our resources to developing product and technology rights, conducting research and development (which includes preclinical and non-clinical studies of our product candidates), organizing and staffing our company, ongoing business operations and raising capital. We have funded our operations primarily through the private and public sale of our securities. Our net losses were $10.6 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively. Our net losses were $24.5 million and $15.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $86.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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
•
clinical trial expenses and related clinical expenses to obtain regulatory approval of our therapeutic candidates including costs of research performed by third parties, costs associated with CROs that conduct our clinical trials, costs to operate, manage, and monitor investigative sites and clinical, regulatory, manufacturing and other professional services;
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

Until such time as a product candidate has received approval of its IND application, we consider it a preclinical product candidate. Each of our preclinical product candidates is being developed on one of our three potential therapeutic modalities: (1) Treg-enhancing biologics; (2) Treg-derived exosomes; and (3) autologous Treg cell therapy. The product candidates utilizing our Treg-enhancing biologics are collectively referred to as the “300 Series.” The product candidates utilizing our Treg-derived exosomes are collectively referred to as the “200 Series.” The product candidates utilizing our autologous Treg cell therapy are collectively referred to as the “100 Series.” Currently, our 300 Series product candidates include COYA 301, COYA 302 and COYA 303, our 200 Series product candidates include COYA 201 and COYA 206, and our 100 Series product candidate is COYA 101. For our preclinical candidates we report external development costs and other external research and development costs collectively by Series. These external development costs include: fees paid to CROs, CMOs and research laboratories, process development, manufacturing and clinical development activities. Preclinical research and development activities often benefit more than one preclinical product candidate within a given Series and so disaggregating the data would be neither practicable nor meaningful.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	Change
Collaboration revenue	$234,134	$3,564,254	$(3,330,120)
Operating expenses:
Research and development	8,570,787	2,916,875	5,653,912
In-process research and development	23,240	515,996	(492,756)
General and administrative	2,585,901	2,557,440	28,461
Depreciation	2,807	6,840	(4,033)
Total operating expenses	11,182,735	5,997,151	5,185,584
Loss from operations	(10,948,601)	(2,432,897)	(8,515,704)
Other income:
Other income	330,860	317,066	13,794
Net loss	$(10,617,741)	$(2,115,831)	$(8,501,910)

Collaboration Revenue

R&D Services revenue is calculated quarterly using the inputs approach, by applying actual COYA 302 - ALS expenses against budgeted COYA 302 - ALS expenses as the two inputs. Collaboration revenue of $0.2 million during the three months ended September 30, 2026 consisted of R&D Services. Collaboration revenue of $3.6 million during the three months ended September 30, 2025 consisted primarily of the immediate recognition of $3.3 million of License revenue upon receiving FDA acceptance of our IND for the Phase 2/3 ALSTARS Study and $0.3 million of R&D Services.

Research and Development Expenses

Research and development expenses increased by $5.7 million from $2.9 million for the three months ended September 30, 2025 to $8.6 million for the three months ended September 30, 2026. The increase was primarily due to a $5.6 million increase in preclinical and clinical product candidate costs, reflecting primarily the advancement of the COYA 302 ALS Phase 2/3 clinical trial. The increase was further driven by a $0.1 million increase in internal research and development expenses. For our clinical product candidate (COYA 302), we track our external research and development expenses on a candidate-by-candidate basis. Coincident with the FDA's approval of our IND of COYA 302 in patients with ALS and FTD, we characterized expenses related to COYA 302 for ALS and FTD as clinical product candidate expenses. Prior to IND approval, all expenses associated with COYA 302 for ALS and FTD were included among the preclinical product candidate expenses captioned as COYA 300 Series. For our preclinical product candidates, we track our external research and development expenses by Series. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Three Months Ended September 30,
	2026	2025
External costs:
Clinical product candidates:
COYA 302 − ALS	$6,808,064	$1,568,048
COYA 302 − FTD	315,356	-
Preclinical product candidates:
COYA 300 Series	-	-
Sponsored research	161,999	207,635
Internal costs:
Internal research and development expenses, including stock-based compensation	1,285,368	1,141,192
Total	$8,570,787	$2,916,875

In-Process Research and Development

In-process research and development was $23,240 and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. The $0.5 million was a result of milestone payments pursuant to our license agreements which were due upon the achievement of the FDA's approval of our IND of COYA 302 in patients with ALS. Milestone payments pursuant to our license agreements were not incurred during the three months ended September 30, 2026.

General and Administrative Expenses

General and administrative expenses were $2.6 million for both the three months ended September 30, 2026 and 2025.

Other Income

Other income was $0.3 million for both the three months ended September 30, 2026 and 2025.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025	Change
Collaboration revenue	$729,026	$3,985,754	$(3,256,728)
Operating expenses:
Research and development	17,698,034	11,794,054	5,903,980
In-process research and development	34,896	515,996	(481,100)
General and administrative	8,623,481	8,179,521	443,960
Depreciation	8,421	20,520	(12,099)
Total operating expenses	26,364,832	20,510,091	5,854,741
Loss from operations	(25,635,806)	(16,524,337)	(9,111,469)
Other income:
Other income	1,172,815	1,006,772	166,043
Net loss	$(24,462,991)	$(15,517,565)	$(8,945,426)

Collaboration Revenue

Collaboration revenue of $0.7 million during the nine months ended September 30, 2026 consisted of R&D Services. Collaboration revenue of $4.0 million during the nine months ended September 30, 2025 consisted primarily of the immediate recognition of $3.3 million of License revenue upon receiving FDA acceptance of our IND for the Phase 2/3 ALSTARS Study and $0.7 million of R&D Services.

Research and Development Expenses

Research and development expenses increased by $5.9 million from $11.8 million for the nine months ended September 30, 2025 to $17.7 million for the nine months ended September 30, 2026. The increase was primarily due to a $5.4 million increase in preclinical and clinical product candidate costs, reflecting primarily the advancement of the COYA 302 ALS Phase 2/3 clinical trial. The increase was further driven by a $0.8 million increase in internal research and development expenses, partially offset by a $0.3 million decrease in sponsored research expense. For our clinical product candidate (COYA 302), we track our external research and development expenses on a candidate-by-candidate basis. Coincident with the FDA's approval of our IND of COYA 302 in patients with ALS and FTD, we characterized expenses related to COYA 302 for ALS and FTD as clinical product candidate expenses. Prior to IND approval, all expenses associated with COYA 302 for ALS and FTD were included among the preclinical product candidate expenses captioned as COYA 300 Series. For our preclinical product candidates, we track our external research and development expenses by Series. External research and development expenses include fees paid to CROs and CMOs and fees paid to regulatory, clinical trial and manufacturing professional service firms largely in connection with preclinical activities necessary to prepare COYA 302 for its initial IND filing and launch of a Phase 2 clinical trial.

Research and development expenses disaggregated and classified by preclinical, and external and internal expenses are summarized in the table below:

	Nine Months Ended September 30,
	2026	2025
External costs:
Clinical product candidates:
COYA 302 − ALS	$12,886,135	$1,568,048
COYA 302 − FTD	575,795	-
Preclinical product candidates:
COYA 300 Series	-	6,508,641
Sponsored research	404,499	692,850
Internal costs:
Internal research and development expenses, including stock-based compensation	3,831,605	3,024,515
Total	$17,698,034	$11,794,054

In-Process Research and Development

In-process research and development was $34,896 and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. The $0.5 million was a result of milestone payments pursuant to our license agreements which were due upon the achievement of the FDA's approval of our IND of COYA 302 in patients with ALS. Milestone payments pursuant to our license agreements were not incurred during the nine months ended September 30, 2026.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million from $8.2 million for the nine months ended September 30, 2025 compared to $8.6 million for the nine months ended September 30, 2026. The increase was primarily due to a $0.7 million increase in stock-based compensation, which included a non-cash charge of $1.0 million related to the modification of stock options held by our former Executive Chairman in connection with his resignation, partially offset by a $0.2 million decrease in employee related costs and a $0.1 million decrease in insurance fees.

Other Income

Other income increased by $0.2 million from $1.0 million for the nine months ended September 30, 2025 compared to $1.2 million for the nine months ended September 30, 2026. The increase was primarily due to an increase in interest income earned on cash balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred operating losses from our operations through September 30, 2026. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception through September 30, 2026, we have funded our operations through the public and private sale of our equity securities, and payments from Dr. Reddy's in accordance with the DRL Development Agreement. As of September 30, 2026, we had $35.8 million in cash and cash equivalents and had an accumulated deficit of $86.4 million. We expect our existing cash and cash equivalents to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. Accordingly, substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that such financial statements are issued.

We have based these estimates on assumptions that may prove to be imprecise, and we could utilize our available capital resources sooner than we expect.

We will require substantial additional financing to fund our ongoing clinical trials and operations, and to continue to execute our strategy. There can be no assurance that we will be successful in obtaining such funding in sufficient amounts, on terms acceptable to us, or at all. The failure to obtain sufficient capital on acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Liquidity

On May 12, 2026, we entered into a Sales Agreement with Leerink Partners LLC (the “Agent” or “Leerink Partners”), as the sales agent, pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $30.0 million in “at-the-market” offerings (the “ATM Offering Program”) through Leerink Partners. Sales of the shares of common stock will be made at prevailing market prices at the time of sale, or as otherwise agreed with Leerink Partners. We will pay Leerink Partners LLC a commission rate of up to 3.0% of the aggregate gross proceeds from the sale of any shares of common stock pursuant to the Sales Agreement. No shares of common stock had been sold under the ATM Offering Program during the nine months ended September 30, 2026 and $30.0 million remained available for sale.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(20,819,631)	$(9,732,174)
Cash used in investing activities	(909,896)	(515,996)
Cash provided by financing activities	10,708,877	38,274
Net decrease in cash and cash equivalents	$(11,020,650)	$(10,209,896)

Operating Activities

During the nine months ended September 30, 2026, we used $20.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $24.5 million, a $0.4 million change in operating assets and liabilities, partially offset by noncash charges of $4.1 million primarily related to stock-based compensation.

During the nine months ended September 30, 2025, we used $9.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $15.5 million, partially offset by a $2.1 million change in operating assets and liabilities and noncash charges of $3.7 million primarily related to stock-based compensation.

Investing Activities

During the nine months ended September 30, 2026 and 2025, we paid $0.9 million and $0.5 million for in-process research and development assets, respectively.

Financing Activities

During the nine months ended September 30, 2026, financing activities provided $11.0 million of cash from the net proceeds from the issuance of common stock in the January 2026 Offering, partially offset by $0.2 million in payments of finance costs related to the ATM Offering Program.

During the nine months ended September 30, 2025, financing activities were immaterial.

DRL Development Agreement

In December 2023, we entered into the DRL Development Agreement with Dr. Reddy's, pursuant to which, among other things, we granted to Dr. Reddy's an exclusive, royalty-bearing right and license to commercialize COYA 302 solely for use in patients with

ALS in the United States, Canada, the European Union and the United Kingdom, or collectively, the New Territories. We previously granted DRL an exclusive license to obtain regulatory approval and commercialize COYA 302 for ALS and certain other indications in all other countries (other than the New Territories, Japan, Mexico, and in each country in South America), pursuant to the License and Supply Agreement entered into with DRL, or the DRL Agreement, effective as of April 1, 2023. COYA 302 is comprised of two components, COYA 301 and DRL_AB. In accordance with the DRL Agreement, we in-licensed DRL_AB for the development and commercialization of COYA 302. Further, under the DRL Development Agreement, Dr. Reddy’s is responsible for the development of DRL_AB. We will have the responsibility for the clinical development of COYA 302 and for seeking regulatory approval in the United States for COYA 302 in ALS.

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

Sponsored Research Agreement with Houston Methodist Research Institute

In May 2023, we entered into an SRA with HMRI in which the Company agreed to fund approximately $0.5 million through May 2024. Along with HMRI, we have subsequently amended the SRA multiple times to increase agreed funding and, at times, extend the term. In January 2026, we entered into another SRA with HMRI in which we agreed to fund research through the earlier of completion of the research or 12 months. The maximum funding commitment is $0.6 million. During both the three months ended September 30, 2026 and 2025, we incurred $0.2 million in research and development expenses related to the SRA. During the nine months ended September 30, 2026 and 2025, we incurred $0.4 million and $0.7 million, respectively, in research and development expenses related to the SRA.

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

Dr. Reddy's License and Supply Agreement

In 2023, we entered into an exclusive DRL Agreement with DRL which allowed us to in-license DRL’s abatacept biosimilar for use in the development of COYA 302. COYA 302 is a dual biologic intended to suppress neuroinflammation via multiple immunomodulatory pathways, for the treatment of neurodegenerative conditions. The DRL Agreement also provides for the license of COYA 301 to DRL to permit the commercialization by DRL of COYA 302 in territories not otherwise granted to Coya. In consideration for the license we have paid a non-refundable upfront fee of $0.4 million. We will pay to DRL up to an aggregate of approximately $2.9 million of pre-approval regulatory milestone payments for the first indication in the Field (as defined in the DRL Agreement), and an additional approximately $20.0 million if all other development, regulatory approval and sales milestones are achieved under the DRL Agreement. We will also pay to DRL a low-six figure milestone payment per additional indication. Further, pursuant to the DRL Agreement, we will pay to DRL single-digit royalties on Net Sales (as defined in the DRL Agreement). As of September 30, 2026, we owed DRL $0.3 million in milestone payments in connection with the FDA's approval of our IND of COYA 302 in patients with FTD.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission, or SEC, on March 16, 2026, or our Quarterly Report on Form 10-Q for the period ended June 30, 2026 filed with the SEC on August 11, 2026, except as follows. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We are a clinical stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future, which raises substantial doubt about our ability to continue as a going concern.

As of September 30, 2026, we had cash and cash equivalents of $35.8 million, an accumulated deficit of $86.4 million. We expect to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date the condensed unaudited financial statements are issued with this Quarterly Report, and we expect continuing operations beyond the near term will require additional liquidity. Our condensed unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we have received collaboration revenues in the past, we have not established a source of revenue sufficient to fund operating activities and we have no dedicated source of liquidity available to us. While our ATM Offering Program provides a potential source of additional financing, our ability to raise capital through the program depends on market conditions, investor demand, applicable limitations and other factors. Accordingly, it is uncertain that we will be able to raise sufficient funds through the ATM Offering Program when needed or at all.

If we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding or engage in strategic alternatives to advance our product candidate development pipeline, we may have to significantly curtail, delay, reduce or eliminate one or more of our development programs, which could materially adversely affect our business, financial condition, and results of operations. If we are unable to successfully mitigate the conditions which raise substantial doubt about our ability to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment, or our board of directors may conclude that it is in the best interest of our stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, we would be required to pay our obligations and set aside funds for reserves prior to making any distribution to stockholders and there would be no assurances that there would be any assets remaining available for distribution to stockholders in such event.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Coya Therapeutics, Inc.

Date: November 10, 2026	By:	/s/ Arun Swaminathan Ph.D.
Arun Swaminathan Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ David Snyder
David Snyder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)